Form 10-Q
period 1996-06-30
APPLIED INNOVATION INC
filed 1996-08-13
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-21352

                             APPLIED INNOVATION INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               31-1177192
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             identification no.)

          5800 INNOVATION DRIVE, DUBLIN, OHIO                     43016
        (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (614)-798-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

As of  July 31, 1996 there were 15,734,512 shares of common stock outstanding.

                             APPLIED INNOVATION INC.

                                Table of Contents

                                                                        Page
                                                                        ----
Facing Page                                                               1

Table of  Contents                                                        2

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Balance Sheets
             June 30, 1996 and December 31, 1995                          3

         Statements of Income
             Three and six months ended June 30, 1996 and 1995            4

         Statements of Cash Flows
             Six months ended June 30, 1996 and 1995                      5

         Note to Financial Statements                                     6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations              7 - 8


Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders               9

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 11 - Statement Regarding Computation
                  of Earnings Per Share                                  10

         (b) Exhibit 27 - Financial Data Schedule

         (c) Reports on Form 8-K - None

Signatures                                                               11

                             APPLIED INNOVATION INC.
                                 Balance Sheets
                       June 30, 1996 and December 31, 1995

                                            Assets
                                                                   1996               1995
                                                               ------------       ------------
Current assets:
   Cash and cash equivalents                                   $  8,800,580          9,176,287
   Accounts receivable, net of allowance
      of $100,000 in 1996 and $100,000 1995                       7,966,711          6,572,326
   Inventory                                                      4,722,818          4,060,939
   Prepaid expenses                                                  95,844            228,688
   Deferred income taxes                                            449,596            553,445
                                                               ------------       ------------

         Total current assets                                    22,035,549         20,591,685

Property and equipment, net                                      10,330,820          9,872,777

Other assets                                                        100,645             67,265
                                                               ------------       ------------

                                                               $ 32,467,014         30,531,727
                                                               ============       ============
                             Liabilities and Stockholders' Equity
                                                                   1996               1995
                                                               ------------       ------------
Current liabilities:
   Accounts payable                                            $  1,117,583          1,656,965
   Accrued expenses                                                 669,532          1,436,037
   Deferred revenue                                                 488,515                  0
                                                               ------------       ------------

         Total current liabilities                                2,275,630          3,093,002
                                                               ------------       ------------

Other liabilities:
   Deferred income taxes                                            125,715            123,795
                                                               ------------       ------------

Stockholders' equity:
   Common stock; $.01 par value; 30,000,000 shares
     authorized; 15,734,512 shares issued and outstanding
     in June, 1996; 15,683,264 shares issued and
     outstanding in December, 1995                                  157,345            156,832
   Additional paid-in capital                                     8,154,952          7,980,124
   Deferred compensation                                            (83,579)          (142,669)
   Retained earnings                                             21,836,951         19,320,643
                                                               ------------       ------------

                                                                 30,065,669         27,314,930
                                                               ------------       ------------

                                                               $ 32,467,014         30,531,727
                                                               ============       ============

                  See accompanying note to financial statements

                             APPLIED INNOVATION INC.
                              Statements of Income
                Three and Six Months Ended June 30, 1996 and 1995

                                                 Three months ended                Six months ended
                                                1996            1995             1996             1995
                                            -----------      -----------      -----------      -----------
Sales                                       $11,427,503       10,751,074       20,340,370       18,983,073

Cost of Sales                                 5,338,255        3,874,001        8,505,232        6,756,977
                                            -----------      -----------      -----------      -----------

       Gross profit                           6,089,248        6,877,073       11,835,138       12,226,096
                                            -----------      -----------      -----------      -----------

Operating expenses:
   Selling, general and administrative        2,437,728        2,062,316        4,589,983        4,049,048
   Research and development                   1,612,615        1,293,496        3,397,893        2,286,527
                                            -----------      -----------      -----------      -----------

                                              4,050,343        3,355,812        7,987,876        6,335,575
                                            -----------      -----------      -----------      -----------

      Income from operations                  2,038,905        3,521,261        3,847,262        5,890,521


Other income                                    108,403          123,960          245,908          183,819
                                            -----------      -----------      -----------      -----------


      Income before provision
       for income taxes                       2,147,308        3,645,221        4,093,170        6,074,340

Provision for income taxes                      826,714        1,385,250        1,576,862        2,308,250
                                            -----------      -----------      -----------      -----------

   Net income                               $ 1,320,594        2,259,971        2,516,308        3,766,090
                                            ===========      ===========      ===========      ===========

Net income per share                        $      0.08             0.14             0.16             0.24
                                            ===========      ===========      ===========      ===========

                  See accompanying note to financial statements

                             APPLIED INNOVATION INC.
                            Statements of Cash Flows
                     Six Months Ended June 30, 1996 and 1995

                                                                        1996              1995
                                                                     -----------       -----------
Cash flows from operating activities:
   Net income                                                        $ 2,516,308         3,766,090
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation                                                    615,049           294,807
         Provision for deferred income taxes                             105,770            55,664
         Provision for deferred compensation                              23,553            17,093
         Effects of change in operating assets and liabilities:
             Accounts receivable                                      (1,394,385)        2,434,207
             Inventory                                                  (661,879)        1,680,019
             Prepaid expenses                                            132,844            (5,260)
             Other assets                                                (33,380)          (51,750)
             Accounts payable                                           (539,382)          274,671
             Accrued expenses                                           (594,326)         (297,139)
             Deferred revenue                                            488,515            (3,151)
                                                                     -----------       -----------

         Net cash provided by operating activities                       658,687         8,165,251
                                                                     -----------       -----------


Cash flows from investing activities:
   Purchases of property and equipment                                (1,073,093)       (1,293,702)
                                                                     -----------       -----------

         Net cash used by investing activities                        (1,073,093)       (1,293,702)
                                                                     -----------       -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                 38,699            81,335
                                                                     -----------       -----------

         Net cash provided by financing activities                        38,699            81,335
                                                                     -----------       -----------


Increase(decrease) in cash and cash equivalents                         (375,707)        6,952,884

Cash and cash equivalents - beginning of period                        9,176,287         3,127,306
                                                                     -----------       -----------

Cash and cash equivalents - end of period                            $ 8,800,580        10,080,190
                                                                     ===========       ===========

                  See accompanying note to financial statements

                             APPLIED INNOVATION INC.

                          Note to Financial Statements


1.   Accounting Policy:

     The information included in the foregoing interim financial statements is unaudited. Accordingly, the financial statements should be read in conjunction with the financial statement disclosures contained in the 1995 Annual Report of Applied Innovation Inc. (the Company). In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature) to fairly present the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE SECOND QUARTER ENDED JUNE 30, 1996 VS. SECOND QUARTER ENDED JUNE 30, 1995

Revenue for the second quarter of 1996 increased 6.3% over the same period of 1995. Year-to-date revenue for 1996 is up 7.2% over 1995. This increase is attributable to a higher number of units sold. Because of the Company's concentration of sales to Regional Bell Operating Companies (RBOC's) and inter-exchange carriers, a small number of customers have represented substantial portions of revenue. For the first six months of 1996, sales to three companies comprised 65% of total revenue. Each of the three customers contributed between 15% and 31% of total revenue. The Company continues to sell to six of the seven RBOC's.

Gross profit as a percentage of revenue was 53.3% for the second quarter of 1996 versus 64.0% for the same period in 1995. Year-to-date gross profit percentages were 58.2% and 64.4% for 1996 and 1995, respectively. The reduction in gross profit as a percentage of revenue in the current quarter and for the first six months was due to a change in product mix, costs incurred to support and upgrade certain installed products pending release of new products, and increased product warranty expenses.

Research and development (R&D) expenses increased to $1,612,615 for the second quarter of 1996 from $1,293,496 for the same period in 1995. R&D increased as a percentage of revenue to 14.1% from 12.0%. Year-to-date R&D expenses were $3,397,893 for 1996 and $2,286,527 for 1995. As a percentage of revenue, this represents 16.7% for 1996 and 12.0% for 1995. The Company anticipates increased R&D expenses in future quarters to support its existing product lines and to develop an Internet access product for its telecommunication company customers.

Selling, general and administrative expenses increased to $2,437,728 in the second quarter of 1996 from $2,062,316 in 1995. As a percentage of revenue, this represents 21.3% in 1996 and 19.2% in 1995. Year-to-date selling, general and administrative expenses represented 22.6% of revenue in 1996 and 21.3% in 1995. To support continued growth, the Company expects additional increases in personnel and related costs during 1996.

As a result of the above factors, income from operations decreased by 42.1% to $2,038,905 in the second quarter of 1996 versus $3,521,261 in the second quarter of 1995. Second quarter income from operations represents 17.8% and 32.8% of revenue in 1996 and 1995, respectively. Year-to-date income from operations was $3,847,262 for 1996 and $5,890,521 in 1995. Year-to-date income from operations represents 18.9% and 31.0% of revenue in 1996 and 1995, respectively.

The Company's effective income tax rate was 38.5% for the current quarter versus an effective rate of 38.0% for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $19,759,919 at June 30, 1996 compared to $17,498,683 at December 31, 1995. Current ratios on those dates were 9.7:1 and 6.7:1, respectively. The Company had no long-term debt at June 30, 1996 or December 31, 1995.

Net capital expenditures were $1,073,093 for the first half of 1996. The Company anticipates opening a satellite R&D facility in North Carolina later this year. The new facility may require some initial capital expenditures to be fully functional.

The Company has an unsecured revolving line of credit from a bank totaling $5,000,000. Interest on the outstanding balance is payable monthly at the London Interbank Offered Rate (LIBOR) plus 2 percent. Unpaid principal is due March 31, 1998. The Company is in compliance with all related loan covenants.
At June 30, 1996, the full $5,000,000 amount of the line was available.

The Company expects existing cash reserves, future operating profits, and borrowing capabilities to be sufficient to meet future operating and capital expenditures for the next 12 months.

The foregoing statements include forward-looking assumptions which involve risks and uncertainties. The Company's actual experience may differ from that projected above. Factors that might cause such a difference include, but are not limited to, economic, competitive, and technological developments; other factors discussed in the Company's prior filings with the Securities and Exchange Commission; and future events that may have the effect of reducing the Company's available cash balances and materially affect its operating results, such as unexpected operating losses or capital expenditures.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 25, 1996 for the purposes of electing Class III Directors of the Company, approving the Company's 1996 Officer and Manager Compensation Plan, approving the Company's 1996 Stock Option Plan, and ratifying the selection of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1996.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                Number of Shares
                                      -------------------------------------
         Nominees:                    FOR             AGAINST       ABSTAIN
         Gerard B. Moersdorf Jr.      14,360,287           0         55,406
         Ledo A. Ross                 14,360,857           0         54,836

The Company's 1996 Officer and Manager Compensation Plan was approved by the following vote:

                                      Number of Shares
                                      ----------------
         FOR                             13,188,187
         AGAINST                            385,989
         ABSTAIN                            126,685

The Company's 1996 Stock Option Plan was approved by the following vote:

                                      Number of Shares
                                      ----------------
         FOR                             10,208,127
         AGAINST                            514,790
         ABSTAIN                             98,628

The appointment of KPMG Peat Marwick LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1996 was ratified by the following vote:

                                      Number of Shares
                                      ----------------
         FOR                             14,358,274
         AGAINST                             34,117
         ABSTAIN                             23,302

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 11 - Statement Regarding Computation of Earnings Per Share:

                             APPLIED INNOVATION INC.
                                   Exhibit 11
                   Statement Regarding Computation of Earnings
                     Per Share For the six months ended June
                                30, 1996 and 1995

                                                                      1996             1995
                                                                  (Unaudited)      (Unaudited)
                                                                  -----------      -----------
Weighted average number of common shares outstanding               15,734,512       15,641,864

Add net shares issuable pursuant to stock options plans less
  shares assumed repurchased at the average market price              129,671          260,010
                                                                  -----------      -----------

Number of shares for computation of primary earnings
 per share                                                         15,864,183       15,901,874

Add net shares issuable pursuant to stock options plans less
 shares assumed repurchased at period end market price                  1,285          102,988
                                                                  -----------      -----------

Number of shares for computation of fully diluted earnings
 per share                                                         15,865,468       16,004,862
                                                                  ===========      ===========

Net income for primary and fully diluted earnings per share       $ 2,516,308      $ 3,766,090
                                                                  ===========      ===========

Primary earnings per share                                        $       .16      $       .24
                                                                  ===========      ===========


Fully diluted earnings per share                                  $       .16      $       .24
                                                                  ===========      ===========

         (b) Exhibit 27 - Financial Data Schedule

         (c) Reports on Form 8-K - None

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         APPLIED INNOVATION INC.
                                         (Registrant)


August 8, 1996                           /s/ Gerard B. Moersdorf, Jr.
- - --------------                           -----------------------------
Date                                     Gerard B. Moersdorf, Jr.
                                         Chairman of the Board, President,
                                         Chief Executive Officer, and Treasurer
                                         (Principal Executive/Financial Officer)

August 8, 1996                           /s/ John M. Spiegel
- - --------------                           --------------------------
Date                                     John M. Spiegel
                                         Comptroller
                                         (Principal Accounting Officer)