Form 10-Q
period 1996-09-30
APPLIED INNOVATION INC
filed 1996-11-13
CIK 798399

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-Q

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996
                                       OR

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

                             NOT APPLICABLE
          (former name, former address and former fiscal year,
                     if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of October 22, 1996 there were 15,764,632 shares of common stock outstanding.

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

Part I.  Financial Information
------------------------------
Item 1.  Financial Statements

         Balance Sheets
             September 30, 1996 and December 31, 1995                                    3

         Statements of Income
             Three and nine months ended September 30, 1996 and 1995                     4

         Statements of Cash Flows
             Nine months ended September 30, 1996 and 1995                               5

         Note to Financial Statements                                                    6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                           7 - 9

Part II. Other Information
--------------------------
Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 11 - Statement Regarding Computation
                 of Earnings Per Share                                                  10

         (b) Exhibit 27 - Financial Data Schedule

         (c) Reports on Form 8-K - None

Signatures                                                                              11

                        APPLIED INNOVATION INC.
                             Balance Sheets
                September 30, 1996 and December 31, 1995


                                                               Assets
                                                               ------
                                                                                            1996               1995
                                                                                        -----------         ----------
Current assets:

   Cash and cash equivalents                                                            $12,881,831          9,176,287
   Accounts receivable, net of allowance
      of $100,000 in 1996 and $100,000 1995                                               7,059,082          6,572,326
   Inventory                                                                              3,510,865          4,060,939
   Prepaid expenses                                                                          80,482            228,688
   Deferred income taxes                                                                    587,571            553,445
                                                                                        -----------         ----------

         Total current assets                                                            24,119,831         20,591,685

Property and equipment, net                                                              11,136,762          9,872,777

Other assets                                                                                139,270             67,265
                                                                                        -----------         ----------

                                                                                        $35,395,863         30,531,727
                                                                                        ===========         ==========

                                                Liabilities and Stockholders' Equity
                                                ------------------------------------
                                                                                             1996               1995
                                                                                        -----------         ----------
Current liabilities:
   Accounts payable                                                                      $1,893,696          1,656,965
   Accrued expenses                                                                       1,947,771          1,436,037
   Deferred revenue                                                                         442,300                  -
                                                                                        -----------         ----------

         Total current liabilities                                                        4,283,767          3,093,002
                                                                                        -----------         ----------
Other liabilities:
   Deferred income taxes                                                                    121,767            123,795
                                                                                        -----------         ----------

Stockholders' equity:
   Common stock; $.01 par value; 30,000,000 shares authorized; 15,764,632 shares issued and outstanding in September, 1996; 15,683,264 shares issued and
     outstanding in December, 1995                                                          157,646            156,832
   Additional paid-in capital                                                             8,364,162          7,980,124
   Deferred compensation                                                                    (67,540)          (142,669)
   Retained earnings                                                                     22,536,061         19,320,643
                                                                                        -----------         ----------

         Total stockholders' equity                                                      30,990,329         27,314,930
                                                                                        -----------         ----------

                                                                                        $35,395,863         30,531,727
                                                                                        ===========         ==========


                 See accompanying note to financial statements

                        APPLIED INNOVATION INC.
                          Statements of Income
        Three and Nine Months Ended September 30, 1996 and 1995

                                                         Three months ended                    Nine months ended
                                                        1996              1995               1996              1995
                                                   -----------          ---------         ----------        ----------
Sales                                              $10,887,634          8,209,205         31,228,004        27,192,278

Cost of Sales                                        5,509,168          2,905,635         14,014,399         9,555,570
                                                   -----------          ---------         ----------        ----------

       Gross profit                                  5,378,466          5,303,570         17,213,605        17,636,708
                                                   -----------          ---------         ----------        ----------
Operating expenses:
   Selling, general and administrative               2,451,357          1,544,367          7,041,341         5,700,458
   Research and development                          1,920,638          1,664,626          5,318,531         3,951,153
                                                   -----------          ---------         ----------        ----------

                                                     4,371,995          3,208,993         12,359,872         9,651,611
                                                   -----------          ---------         ----------        ----------

      Income from operations                         1,006,471          2,094,577          4,853,733         7,985,097

Other income:
   Interest income                                     128,680            121,352            374,589           305,173
                                                   -----------          ---------         ----------        ----------

      Income before provision
       for income taxes                              1,135,151          2,215,929          5,228,322         8,290,270

Provision for income taxes                             436,042            814,850          2,012,904         3,123,100
                                                   -----------          ---------         ----------        ----------

   Net income                                         $699,109          1,401,079          3,215,418         5,167,170
                                                   ===========          =========         ==========        ==========

Net income per share                                     $0.04               0.09               0.20              0.32
                                                   ===========          =========         ==========        ==========

                 See accompanying note to financial statements

                            APPLIED INNOVATION INC.
                            Statements of Cash Flows
                 Nine Months Ended September 30, 1996 and 1995

                                                                                  1996                1995
                                                                              ------------        ----------
Cash flows from operating activities:
   Net income                                                                  $3,215,418          5,167,170
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation                                                             953,799            490,852
         Loss (gain) on sale of assets                                                  -               (364)
         Provision for deferred income taxes                                      (36,153)            55,454
         Provision for deferred compensation                                       39,592             25,638
         Effects of change in operating assets and liabilities:
             Accounts receivable                                                 (486,756)         2,894,588
             Inventory                                                            550,074          1,605,637
             Prepaid expenses                                                     148,206            (36,786)
             Accounts payable                                                     236,731            212,546
             Accrued expenses                                                     707,394             (3,842)
             Deferred revenue                                                     442,300             (3,939)
                                                                              -----------         ----------

         Net cash provided by operating activities                              5,770,605         10,406,954
                                                                              -----------         ----------

Cash flows from investing activities:
   Purchases of property and equipment                                         (2,217,785)        (3,789,145)
   Increase in other assets                                                       (72,005)           (52,775)
   Proceeds from sale of assets                                                         -                673
                                                                              -----------         ----------

         Net cash used by investing activities                                 (2,289,790)        (3,841,247)
                                                                              -----------         ----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                         224,729            140,945
                                                                              -----------         ----------

         Net cash provided by financing activities                                224,729            140,945
                                                                              -----------         ----------

Increase in cash and cash equivalents                                           3,705,544          6,706,652

Cash and cash equivalents - beginning of period                                 9,176,287          3,127,306
                                                                              -----------         ----------

Cash and cash equivalents - end of period                                     $12,881,831          9,833,958
                                                                              ===========         ==========


                 See accompanying note to financial statements

                            APPLIED INNOVATION INC.

                          Note to Financial Statements

1. ACCOUNTING POLICY:

The information included in the foregoing interim financial statements is unaudited. Accordingly, the financial statements should be read in conjunction with the financial statement disclosures contained in the 1995 Annual Report of Applied Innovation Inc. (the "Company"). In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature) to fairly present the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE THIRD QUARTER ENDED SEPTEMBER 30, 1996 VS. THIRD QUARTER ENDED SEPTEMBER 30, 1995

Revenue for the third quarter of 1996 was $10,887,634, an increase of 32.6% over revenue of $8,209,205 for the third quarter of 1995. For the nine months ended September 30, revenue for 1996 was up 14.8% over 1995. This increase is attributable to a higher number of units sold. Because of the Company's concentration of sales to Regional Bell Operating Companies (RBOC's) and inter-exchange carriers, a small number of customers have represented substantial portions of revenue. For the first nine months of 1996, sales to four companies comprised 70% of total revenue. Each of these four customers contributed between 10% and 23% of total revenue. The Company continues to sell to six of the seven RBOC's.

Gross profit as a percentage of revenue was 49.4% for the third quarter of 1996 versus 64.6% for the same period in 1995. Gross profit percentages were 55.1% and 64.9% for the first nine months of 1996 and 1995, respectively. The reduction in gross profit as a percentage of revenue in the current quarter and for the first nine months was due to costs incurred to support and upgrade certain installed products pending release of new products, increased product warranty expenses, and selected price competition. The Company anticipates that the gross margin percentage for the fourth quarter of 1996 will be consistent with that experienced in the second and third quarters of this year due to continuation of these factors.

Research and development (R&D) expenses increased to $1,920,638 for the third quarter of 1996 from $1,664,626 for the same period in 1995. R&D expenses decreased as a percentage of revenue to 17.6% for the third quarter of 1996 from 20.3% for the third quarter of 1995. For the nine months ended September 30, R&D expenses were $5,318,531 for 1996 and $3,951,153 for 1995. As a percentage of revenue, this represents 17.0% for the first nine months of 1996 and 14.5% for the first nine months of 1995. The Company anticipates that R&D expenses in the fourth quarter of 1996 will be will be approximately the same as the third quarter. The Company anticipates that R&D expenses in 1997 will grow at a rate consistent with the rate of increase during the first nine months of 1996 to support its existing product lines and to develop an Internet access product for its telecommunication company customers.

Selling, general and administrative expenses (SG&A) increased to $2,451,357 in the third quarter of 1996 from $1,544,367 in 1995. As a percentage of revenue, this represents 22.5% in 1996 and 18.8% in 1995. For the nine months ended September 30, SG&A expenses were $7,041,341 in 1996 compared to $5,700,458 in 1995, which represented 22.5% of revenue in 1996 and 21.0% in 1995. The increased SG&A expenses are primarily attributable to additional administrative personnel to support current operations, increased sales, marketing and product management personnel to support planned growth, and completion of an addition to the Company's Dublin, Ohio facility at the beginning of 1996. The Company anticipates that SG&A expenses in the fourth quarter of 1996 will be generally consistent with the third quarter. To support continued growth, the Company expects additional increases in sales and general administrative personnel and related costs during 1997 as a percentage of sales.

As a result of the above factors, income from operations decreased by 51.9% to $1,006,471 in the third quarter of 1996 versus $2,094,577 for the third quarter of 1995. For the nine months ended September 30, income from operations was $4,853,733 for 1996 and $7,985,097 in 1995. Year to date income from operations represents 15.5% and 29.4% of revenue in 1996 and 1995, respectively.

The Company's effective income tax rate was 38.4% for the current quarter versus an effective rate of 36.8% for the same period in 1995. The Company's year to date effective income tax rate for 1996 and 1995 was 38.5% and 37.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $3,705,544 during the first three quarters of 1996 to $12,881,831 at September 30, 1996. Operating activities provided $5,770,605 in cash. During the same period in 1995, cash increased by $6,706,652 to $9,833,958 at September 30, 1995.

Net working capital was $19,836,064 at September 30, 1996 compared to $17,498,683 at December 31, 1995. Current ratios on those dates were 5.6:1 and 6.7:1, respectively. The Company had no long-term debt at September 30, 1996 or December 31, 1995.

Net capital expenditures were $2,217,785 for the first three quarters of 1996 and $3,789,145 for the same period in 1995. The Company anticipates opening a satellite R&D facility in North Carolina later this year. The new facility may require some initial capital expenditures before its fully functional. The new facility is expected to be operational in the first quarter of 1997.

The Company has an unsecured revolving line of credit available from a bank in the amount of $5,000,000. Interest on the outstanding balance is payable monthly at the London Interbank Offered Rate (LIBOR) plus 2 percent. Unpaid principal is due March 31, 1998. The Company is in compliance with all related loan covenants. At September 30, 1996, the full $5,000,000 amount of the line was available.

The Company expects existing cash reserves, future operating profits, and borrowing capabilities to be sufficient to meet future operating and capital expenditure requirements through 1997.

                       SAFE HARBOR STATEMENT UNDER THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing statements include forward-looking statements concerning future gross margins, R&D expenses, SG&A expenses, capital expenditures, and capital resources, all of which involve risks and uncertainties. The Company's actual experience may differ materially from that projected above. Factors that might cause the Company's present expectations to not materialize or to change include, but are not limited to, changes in customer needs, demands and buying patterns for telecommunication equipment; the timely development of new products and product upgrades and the market's acceptance of such products; technological changes affecting telecommunications equipment and software; changes in product warranty experience; competitive pressures from companies with substantially greater resources; the ability of the Company to hire additional technical personnel for new product development; the Company's ability to manage its planned new product development; and other factors discussed in the Company's prior filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1995.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 11 - Statement Regarding Computation of Earnings Per Share:

         (b) Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APPLIED INNOVATION INC.
                                         (Registrant)

11/11/96                                 /s/ GERARD B. MOERSDORF, JR.
-----------                              ----------------------------
Date                                     Gerard B. Moersdorf, Jr.
                                         Chairman of the Board, President, Chief
                                         Executive Officer, and Treasurer
                                         (Principal Executive/Financial Officer)



11/11/96                                 /s/ JOHN M. SPIEGEL
-----------                              --------------------------
Date                                     John M. Spiegel
                                         Comptroller
                                         (Principal Accounting Officer)