Form 10-K405
period 1996-12-31
APPLIED INNOVATION INC
filed 1997-03-28
CIK 798399

                                    FORM 10-K
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   (Mark One)
     [ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [Fee Required]
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
     [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1943 [No Fee Required]
             For the transition period from __________ to _________

                         Commission file number: 0-21352

                             APPLIED INNOVATION INC.
                (Name of registrant as specified in its charter)

                               DELAWARE 31-1177192
      (State or other jurisdiction of  (I.R.S. Employer Identification No.)
       incorporation or organization)

                    5800 INNOVATION DRIVE, DUBLIN, OHIO 43016
               (Address of principal executive offices)(Zip Code)

                     Issuer's telephone number: 614-798-2000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.01 par value per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days. YES  X   NO
                              -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates of the registrant, 9,171,761 shares, based on the $5.00 closing sale price on March 2, 1997, was $45,858,805.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,772,832 shares of Common Stock were outstanding at March 2, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to the Stockholders for the fiscal year ended December 31, 1996, are incorporated by reference in Part II.

Part III - Proxy Statement for 1997 Annual Meeting of Stockholders, in part, as indicated.

                                     PART I

ITEM 1.  BUSINESS.
         --------


GENERAL

     Applied Innovation Inc. (the "Company") develops, manufactures and markets network mediation and network bridging products and associated services to support the operation, maintenance, administration and provisioning of the internal data network that is used by telecommunications companies to manage elements in their customer service network systems. The Company's primary emphasis is on providing hardware and software solutions to companies in the telephone industry.

     The Company's predecessor was incorporated in 1983 and engaged primarily in development and preliminary testing activities until September 1984. At that time, the Company began marketing the AISwitch(TM) Series 170. In 1986, the Company began to reposition its products for use by telecommunications companies. This effort led to the Company's current principal product, the AISwitch(TM) Series 180, which is used to interconnect many types of telecommunications equipment and management support systems to provide more reliable and cost effective operations. In June 1986, the Company was formed as a Delaware corporation and the Company's predecessor, an Ohio corporation, was merged into the Company solely for the purpose of effecting a change in domicile.

     In 1995, the Company formed its wholly owned subsidiary Applied Innovation International Inc., a U.S. Virgin Islands corporation, to act as a foreign sales corporation to market the Company's products outside of the United States.

     The Company's executive offices and manufacturing facilities are located at 5800 Innovation Drive, Dublin, Ohio 43016, telephone (614) 798-2000.

THE COMPANY'S MARKET

     The Company's products provide the data network needed to monitor and maintain thousands of pieces of electronic equipment used to provide telecommunications service. Telecommunications companies continually upgrade and expand the equipment needed to provide service to their customers. As each piece of new equipment is installed, it is connected to a data monitoring network that is used to report alarms, gather performance information, and to provide test access and equipment reprogramming for establishing and maintaining customer service. All of these new components must efficiently communicate with computerized maintenance systems if customer calls and data transmission are to be completed reliably. Incompatible older equipment must also be connected to and integrated with the new components and the computerized management systems.

     In a new initiative, the Company is developing a product line designed to capture dial-up data traffic and divert it to an overlay data network. These products would be installed in telephone central offices as close as possible to the originating switches and would intercept data traffic and multiplex it on to existing high speed data network backbones. The market for the data services access multiplexer is comprised of the same telephone companies that the Company currently serves.

     The Company is seeking to expand distribution for the AISwitch(TM) outside the United States with agreements for representation in NAFTA and the Far East. The Company has taken early steps to establish a local presence in China, which is rapidly becoming the world's biggest market for telecommunications equipment. The Company believes that countries currently building telecommunication infrastructure will require centralized network management and the supporting data communications capability supplied by the AISwitch(TM). The flexibility of the AISwitch(TM) is the major benefit that customers enjoy by adopting the central offices' products. This flexibility means that almost every data communications protocol can be supported on the single platform.

     The Company estimates that the seven Regional Bell Operating Companies control approximately half of the estimated 20,000 telecommunications central office locations in the United States. The remaining locations are controlled by a few large independent firms like GTE and United Telecommunications and over 4,000 smaller independent firms. Because of their relative size, demand for product, and importance, the Company has concentrated its marketing efforts on the Regional Bell Operating Companies. As a result, the Company has historically received a large percentage of its total annual revenues from Regional Bell Operating Companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Each Regional Bell Operating Company has a finite number of central office facilities which limit their total capacity for the Company's existing products. To the extent that the Company achieves significant penetration with the Company's existing products of any one Regional Bell Operating Company's central office facilities, it cannot anticipate substantial additional sales of those existing products to the Regional Bell Operating Company. Future domestic sales growth to these customers will depend on the development of new products and new releases of existing products. Sales growth for existing products will be derived from additional sales to other Regional Bell Operating Companies, to interexchange carriers and to the emerging competitive access providers. See "Business - Business Risks - Risks Associated with Customer Concentration; Dependence on Telecommunications Industry."

PRODUCTS

     Several innovative data communications switching products are offered by the Company for use in telecommunications company central office locations. These switches channel several hundred communications circuits through one line, which requires fewer dedicated lines and reduces the cost of telecommunications networks. The importance of telecommunications companies adapting central offices to new computerized management systems represents a market niche for the Company's products. The products currently available from the Company include:

     PRODUCT                              DESCRIPTION
     -------                              -----------
     AISwitch(TM)Series 180               Telco Network Bridge
     AISwitch(TM)Series 130               Mini-mediator
     Applied View(TM)                     Network Management System

AISwitch(TM) Series 180
-----------------------

     The AISwitch(TM) Series 180 connects multiple generations of telecommunications network equipment to computers that monitor, control and analyze field conditions. The AISwitch(TM) Series 180 incorporates the latest high speed microprocessor and programmable gate array technology to bridge the hardware and software gaps between old and new equipment. All vintages of equipment can be integrated with support systems. The AISwitch(TM) Series 180 provides productivity gains and cost savings at both the customers' central office and operations centers.

     Within a typical telecommunications service region, there may be as many as 10,000 elements to interface with a variety of equipment using various communications protocols. Communications protocols are standards which describe the way in which data is transmitted between computer systems. Replacing existing equipment and updating it to conform to newer standards takes place on extended schedules of up to twenty years, with successive introductions of new technologies. For this reason, many of the central office and local site locations utilize multiple generations of equipment from different vendors, each with unique operating conditions. The Company's products offer one of the most comprehensive solutions available for connecting these dissimilar telecommunications elements.

     A unique capability of the AISwitch(TM) Series 180 and the Company's technical organization is the ability to engineer custom interfaces for vendors of telecommunications equipment and for telecommunications companies. Each AISwitch(TM) includes a wide variety of functions and options that are configured to fit client needs.

     The key to the AISwitch(TM) Series 180 integration capability is its flexible microprocessor controlled digital switching and protocol processing capabilities. The AISwitch(TM) Series 180 permits the use of industry-standard, open architecture network building blocks to more easily connect different computers, network elements and other intelligent central office equipment with one or more network destinations. The Company transforms a complex multi-vendor environment into an easily managed seamless network to increase the total efficiency of Operations, Administration, Maintenance and Provisioning systems.

     A noteworthy recent development is the technology agreement with Cisco Systems, Inc. ("Cisco") which allowed the company to integrate a Cisco router in the AISwitch(TM). Cisco's world class routing technology is the most widely used and allows the AISwitch(TM) to interwork smoothly with the routing technology already in use by most of the Company's customers.

AISwitch(TM) Series 130
-----------------------

     The AISwitch(TM) Series 130 is designed to provide network mediation functions in small telecommunications company central offices and controlled environmental vaults. Its smaller packaging provides an economic alternative when only a few service providing elements at a remote location need to be connected to the maintenance network.

Applied View(TM)
----------------

     Applied View(TM) is the Company's open standards management system. AppliedView(TM) provides industry standard Simple Network Management Protocol
(SNMP) management of the OAM&P network, which connects Network Elements with Operations Support Systems. Because AppliedView(TM) is based on Hewlett-Packard Company's OpenView(TM) ("HP OpenView(TM)"), the same system can also monitor other data communications networks and systems. AppliedView(TM) also provides a platform for Telecommunications Management Network (TMN), and Element Management Layer (EML).

     Applied View(TM) utilizes a Graphical User Interface (GUI). The GUI displays the front panel of the AISwitch chassis and status information. This display shows the AISwitch panel as it appears at a remote location, including all port types, port and card locations within the AISwitch, and status indicators where they appear on the chassis panel. Additionally, connections between AISwitches and connections between AISwitches and NES or OSSs can also be displayed. AppliedView(TM) connection diagrams can be viewed over background graphics, such as a geographic map of a country, showing the actual geographic location of problems. On-screen graphics also display I/O card types.

     AppliedView(TM) enables customers to make basic configuration changes to every AISwitch in their network. Alias parameters and destination names for every AISwitch in the network may be changed from a single location. New additional alias parameters and destination names may be added using AppliedView(TM).

     AppliedView(TM) provides centralized configuration backup and control, and automatically stores status, alias, destination and alarm events in the HP OpenView(TM) database. When used to manage the AISwitch inventory
AppliedView(TM) collects information about the chassis, cards and ports. Additionally, AppliedView(TM) provides context sensitive hypertext on-line help screens.

MANUFACTURING AND OPERATIONS
----------------------------

     The printed circuit boards of the AISwitch(TM) are proprietary designs of the Company. Printed circuit boards and power supplies used in each of the Company's product families are manufactured by third parties on a contract basis and standard electronic components are purchased from a variety of vendors. The Company is not dependent upon any of these manufacturers for its printed circuit boards or parts inventory as there are alternative sources available. Schedules based on order backlog and favorable prices determine when and from whom components are purchased. The Company utilizes an automated inventory control system and a streamlined sales reporting and forecasting system.

     The printed circuit boards and components are sent to job shop assembly firms to provide assembly and wave soldering services. Final assembly and testing of the AISwitch(TM) is conducted in the Company's Dublin, Ohio production facility. Although some physical and electrical inspection of the printed circuit boards is performed at the off-site assembly houses, final quality control is accomplished at the Company's facility.

     The Company has made significant investments to attain quality assurance consistent with stringent industry standards. The Company utilizes sophisticated testing facilities for its products that are designed to simulate extreme temperature and natural disaster conditions in order to validate the integrity of these products in unforeseen circumstances so that service interruptions are avoided. The manufacturing and quality assurance programs that the Company utilizes are designed to be in compliance with Bellcore's Network Equipment - Building System (NEBS) Generic Equipment Requirements and the International Standards Organization 9001 ("ISO 9001") guidelines. On July 12, 1995, the Company received ISO 9001 certification.

SALES AND MARKETING
-------------------

     The Company's products and services are sold primarily through its own sales force. The Company also markets its products through original equipment manufacturers, resellers, system integrators and distributors. These alternative distribution channels allow sales of the Company's products to markets that are not easily accessible or not cost effective for its own sales force.

     The Company's marketing staff consists of a Senior Vice President of Sales and Marketing, a Vice President of Sales, Regional Sales Managers, Sales Engineers and an administrative staff. Sales leads for the AISwitch(TM) are currently generated primarily through target marketing key firms in the telecommunications industry, direct mail and trade shows. Some media exposure has been used and the Company plans to expand this form of marketing in the future. Sales leads are followed up by personal contact from the Company's marketing staff. If sufficient interest exists, an on-site visit may be scheduled for the purpose of making a sales presentation or actual demonstration of the product.

RESEARCH AND DEVELOPMENT
------------------------

     The Company's research and development activity is now joined with product management to create product development teams with improved focus on customer requirements. The Data Communications Network Products (DCN) team focuses on enhancing the AISwitch(TM) for its operations support role, while the Access Products team focuses on creating products to help telephone companies handle the burgeoning data traffic caused by the explosion of the Internet.

     Enhancements to the AISwitch(TM) are focused on increasing its capacity and adapting to the emerging Open Systems Interconnection (OSI) applications being driven into Network Elements by worldwide standardization efforts. At the same time, the AISwitch(TM) is being enhanced to accommodate older data communication standards in order to broaden its range of application.

     The Access Products, represented by the AI 5800, are strategic new developments which will expand the Company's technology into Asynchronous Transfer Mode (ATM), another emerging worldwide standard for carrying all types of communications in one protocol. The AI 5800 will require a new level of sophistication in development capability which is being met by the establishment of the Research and Development Center in North Carolina's Research Triangle Park, where several world class telecommunications and data communication centers have attracted a pool of talented hardware and software engineers.

     The Company spent $7,646,796, $5,979,252 and $2,688,653 on
Company-sponsored research and development during the fiscal years ended December 31, 1996, 1995, and 1994, respectively. Research and development expenditures represented approximately 18.6%, 16.6% and 8.2% of total revenues in fiscal 1996, 1995, and 1994, respectively. The Company continues to expect to commit a substantial amount of resources and cash to its research and development efforts during 1997. See "Business - Business Risks - New Products and Rapid Technological Change; Need to Manage Product Transitions."

CUSTOMER SERVICE AND WARRANTY
-----------------------------

     A program manager interfaces between the Company and the customer for product implementation and service. The program manager is supported through direct access to senior management of the Company and its engineering staff. Formal review procedures are used by the Company to determine progress during the installation phase of the process. Successful completion of milestones are documented and reported to the customer. During the system test and shakedown period, the program manager is also responsible for assuring that all possible circumstances are covered prior to certification of the system for full operation. Following installation, the program manager continues to monitor the customer's system to ensure proper satisfaction.

     The Company designs training programs to educate the customer's system administration, operations and maintenance personnel to operate the system. Classes are available, either on-site or at the Company's headquarters. Additional training is also offered to the customer during system upgrades and for new operations personnel.

     The AISwitch(TM) carries a one year warranty with guaranteed overnight factory replacement service for circuit boards or system modules in the event of equipment failure. In addition, for an additional charge, on-site spares are available for those customers who require immediate replacement. Non-working units do not need to be returned to the Company until the new modules are up and running.

     The Company also provides a 24-hour Service Hotline for instant access to the Company's field service and support departments. It also offers a toll-free 800 number.

     Warranty expense represented approximately 10.2%, 1.7%, and 2.1% of total revenues in fiscal 1996, 1995, and 1994. Warranty expense increased in 1996 because of repair costs of units which the

Company agreed to repair to avoid future product difficulties and to demonstrate the Company's quality assurance commitment to customers. See "Business - Business Risks - Risk of Product Defects."

FIELD SERVICE

     The Company's field service department provides custom design and installation services for telecommunications network equipment. The Company believes that its field service division complements and enhances the sale of its network mediation products.

COMPETITION

     There are over 40 manufacturers of data communications equipment. Manufacturers of these products frequently specialize their products for specific applications and could enter the Company's target market. Significant competition exists from several well-established companies having resources greatly superior to those of the Company as well as from relatively new but aggressive companies.

     Competition for the Company's products has traditionally come primarily from suppliers of telecommunications switching and transmission equipment. Lucent Technologies does have a product line, Datakit, which competes directly with the Company's products when selling into the telecommunications industry.

     Some competition also comes from other data communications suppliers, such as Cisco Systems, Inc., Dantel, Bay Networks, and Harris Corp. and from computer companies, like Hewlett-Packard and IBM, who primarily focus on non-telecommunications business customers. Most of the products from these companies are designed for use in computer centers and do not meet the standards required for use in the telecommunications central office. In some cases, newer products or redesigned older products from these suppliers compete with the Company's products. See "Business - Business Risks Competition."

PERSONNEL

     As of February 28, 1997, the Company had 208 full-time and part-time employees. The Company anticipates that it will continue to increase the number of its employees as it grows.

BUSINESS RISKS

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for the year ended December 31, 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

     RISKS ASSOCIATED WITH CUSTOMER CONCENTRATION; DEPENDENCE ON TELECOMMUNICATIONS INDUSTRY. A significant portion of the Company's revenues in each fiscal quarter since inception has been derived from substantial orders placed by large organizations, such as the seven Regional Bell Operating Companies. As a result, the Company's revenues often have been concentrated among a relatively small number of customers. In fiscal 1996, 1995, and 1994, revenues from the Company's three, four and three largest customers represented approximately 53%, 67%, and 63%, respectively, of the Company's total revenues. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. None of the Company's customers is contractually obligated to license or purchase additional products or services from the Company. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that have accounted for significant revenues in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. Furthermore, such customers are concentrated in the telecommunications industry. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company's products and services. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration and factors affecting capital spending in the telecommunications industry.

     PRODUCT CONCENTRATION. Revenue from the sale, service and support of the Company's AISwitch(TM) family of products has accounted for substantially all of the Company's revenues since inception. The Company believes that revenue from the sale, service and support of AISwitch(TM) will continue to account for substantially all of the Company's total revenue in fiscal 1997. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of AISwitch(TM), improvements to the AISwitch(TM) framework and new and enhanced AISwitch(TM) development tools and network operations support. There can be no assurance that the AISwitch(TM) will continue to achieve market acceptance or that the Company will be successful in developing, introducing or marketing improvements to the AISwitch(TM) framework or new or enhanced AISwitch(TM) development tools and applications. The life cycles of AISwitch(TM), including the AISwitch(TM) development tools and applications, are difficult to estimate due in large part to the recent emergence of many of the Company's markets, the effect of future product enhancements and competition. A decline in the demand for the AISwitch(TM) as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

     NEW PRODUCTS, RESEARCH AND DEVELOPMENT, AND RAPID TECHNOLOGICAL CHANGE; NEED TO MANAGE PRODUCT TRANSITIONS. The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend on its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The Company is attempting to ensure future success by investing heavily in its research and development effort. However, there can be no assurance that the Company will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features, or that its new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, the Company's business, operating results and financial condition will be materially adversely affected.

     The introduction or announcement of products by the Company or one or more of its competitors embodying new technologies, or changes in industry standards or customer requirements, could render the Company's existing products obsolete or unmarketable. The introduction of new or enhanced versions of its products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchasing existing Company products. Such deferment of purchases could have a material adverse effect on the Company's business, operating results and financial condition.

     POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY. The Company's quarterly operating results have in the past and will in the future vary significantly depending on factors such as the timing of significant orders and shipments, capital spending patterns of the Company's customers, changes in pricing policies by the Company or its competitors, the lengthy sales cycle of the Company's products, increased competition, changes in operating expenses, personnel changes, demand for the Company's products, the number, timing and significance of new product and product enhancement announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, the mix of direct and indirect sales and general economic factors, among others. A significant portion of the Company's revenues have been, and will continue to be, derived from substantial orders placed by large organizations, such as the Regional Bell Operating Companies, and the timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly revenue and operating results have been and will continue to be difficult to forecast. Revenues are also difficult to forecast because the Company's sales cycle, from initial evaluation to product shipment, varies substantially from customer to customer. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. The Company's expense levels are based, in part, on its expectations as to future revenue levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with revenue, net income may be disproportionately affected by a reduction in revenue. The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to an increase in capital expenditures by customers in certain quarters. Based upon all of the foregoing, the Company believes that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter, the Company's revenue or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

     MANAGEMENT OF GROWTH. The Company has experienced a period of rapid revenue and customer growth and an expansion in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating and financial systems and resources. Although the Company believes that there are currently no existing material weaknesses, to accommodate recent growth and to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve operational, financial and management information systems, procedures and controls on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and customers and the increased size of the Company's operations. Management of future growth, if any, will also require that the Company continuously expand, train, motivate and manage its work force. These demands will require the addition of new management personnel. The Company's future success will depend to a significant extent on the ability of its current and future executive officers to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, operating results and financial condition.

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, professional services, customer support and product development personnel. In particular, the Company would be materially adversely affected if it were to lose the services of Gerard B. Moersdorf, Jr., Chief Executive Officer, President, Treasurer and a director of the Company, who has provided significant leadership and direction to the Company since its inception. The Company has obtained key man life insurance on the life of Mr. Moersdorf in the amount of $1,000,000 payable to the Company. The loss of key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, sales, professional services, customer support and product development personnel. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In addition, there are only a limited number of qualified professional services and customer support engineers, and competition for such individuals is especially intense. In addition, competitors have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

     FUTURE OPERATING RESULTS UNCERTAIN. Although the Company has previously experienced significant growth in revenues and net income, the Company expects that historical growth rates are not sustainable and such growth rates should not be considered indicative of future growth, if any. There can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will remain profitable in any future period.

     COMPETITION. Most of the Company's current and potential competitors have longer operating histories and significantly greater financial, technical, sales, customer support, marketing and other resources, as well as greater name recognition and a larger installed base of their products and technologies than the Company. There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition. If the Company is unable to compete successfully against current and future competitors, the Company's business, operating results and financial condition will be materially and adversely affected.

     RISK OF PRODUCT DEFECTS. Products as complex as those offered by the Company may contain defects or failures when introduced or when new versions or enhancements are released. The Company has in the past discovered defects in certain of its products. Although the Company has remedied all known material defects in its products, there can be no assurance that, despite testing by the Company and its customers, errors will not be found in existing or new products or releases, resulting in delay or loss of revenue, loss of market share or failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company's business, operating results and financial condition.

     DEPENDENCE UPON PROPRIETARY TECHNOLOGY; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT. The Company's success and ability to compete is dependent in part upon its proprietary software technology. The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights. The Company currently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. While the Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties. The Company expects that software product developers will be increasingly subject to infringement claims as a number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed or similar technology, the Company's business, operating results and financial condition could be materially adversely affected. The Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third party software licenses will continue to be available to the Company on commercially reasonable terms or at all. Although the Company believes that alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to timely and cost-effectively enhance their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in product shipments by the Company until equivalent software could be developed internally or identified, licensed and integrated, which would have a material adverse effect on the Company's business, operating results and financial condition.

     CONCENTRATION OF STOCK OWNERSHIP. The present directors, executive officers and principal shareholders of the Company and their affiliates beneficially own approximately 43.0% of the outstanding shares of Common Stock. In particular, Gerard B. Moersdorf, Jr. and his spouse own approximately 41.5% of the outstanding shares of Common Stock. As a result, these shareholders are able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

     LIMITED MARKET; VOLATILITY OF STOCK PRICE. Although the Company is listed on the Nasdaq National Market, there can be no assurance that an active or liquid trading market in the Common Stock will continue. The market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to copyrights or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     ANTI-TAKEOVER PROVISIONS; CERTAIN PROVISIONS OF DELAWARE LAW; CERTIFICATE OF INCORPORATION AND BY-LAWS. Certain provisions of Delaware law, the Company's Certificate of Incorporation and By-Laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's By-Laws provide for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. Additionally, the directors, executive officers and existing principal stockholders of the Company and their affiliates collectively own approximately 43.0% of the outstanding the Company's Common Stock. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING. The Company currently anticipates that its available cash resources will be sufficient to meet its presently anticipated and projected working capital and capital expenditure requirements both for the short-term and through at least December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and the Results of Operations - Liquidity and Capital Resources." The Company may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including more rapid expansion or acquisitions of complementary businesses or technologies, or to develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of unanticipated opportunities, develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures and the Company's business, operating results and financial condition could be materially adversely affected.

ITEM 2.  PROPERTIES.
         ----------

     In 1994, the Company completed construction of a new corporate office and manufacturing facility in Dublin, Ohio. All of the Company's design, manufacturing and administrative activities and a substantial portion of its marketing activities are conducted at this location. This facility was expanded in 1995 from approximately 55,000 square feet to 115,000 square feet. The expansion was funded with cash on hand and operating cash flows. The Company owns the building and the approximately 13 acres of land on which it is situated and 15 acres adjacent to the facility.

     The Company entered into a lease for approximately 24,000 square feet of space in Morrisville, North Carolina. The Morrisville facility will be used by the Company primarily for research and development activities. The lease for the Morrisville facility has a five year term which commenced in February 1997.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

     Applied Innovation Inc. common stock has been traded in the over-the-counter market since 1986. The common stock was traded on the NASDAQ OTC Bulletin Board until May 18, 1993. From May 18, 1993 to November 26, 1993 the common stock was traded on the NASDAQ Small Cap Market. On November 29, 1993 the common stock began trading on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low bid prices for Applied Innovation Inc. common stock. The table includes values adjusted to reflect the 2 for 1 stock split paid on August 31, 1995. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

              1996                     1995                      1994
              ----                     ----                      ----
        High        Low          High        Low           High        Low
     ------------------------------------------------------------------------
Q1     13           8            13.75       11.125        16.5        10.5
     ------------------------------------------------------------------------
Q2     14           8.25         25.625      12.37         15.5        9.125
     ------------------------------------------------------------------------
Q3     10.875       7.875        31.625      15.75         11.25       7.5
     ------------------------------------------------------------------------
Q4     10.125       5.75         17.50       6.875         14.375      10
     ------------------------------------------------------------------------


     At March 13, 1997, the Company had 837 stockholders of record.

     The Company has not paid any cash dividends and presently anticipates that all of its future earnings will be retained for development of its business. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends would be at the discretion of the Company's Board of Directors and would depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. Although the Company's ability to pay dividends is not currently restricted by any of its financing agreements, the Company may be subject to such restrictions in the future.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

                                          1992           1993           1994           1995           1996
                                          ----           ----           ----           ----           ----
Total revenue......................    $6,339,222    $16,105,474    $32,805,321    $36,013,535    $41,145,876
Net income.........................    $1,540,347     $3,991,054     $7,057,916     $6,054,030     $2,154,568
Earnings per share.................          $.11           $.26           $.44           $.38           $.14
Weighted average shares outstanding    14,455,672     15,530,240     15,863,174     15,953,064     15,863,653
  including common stock
  equivalents......................
Total assets.......................    $4,302,974    $11,771,042    $23,893,615    $30,531,727    $35,662,244
Stockholders' equity...............    $3,050,148    $10,376,845    $19,926,612    $27,314,930    $29,941,858


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

     The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

     The Company's balance sheets as of December 31, 1996 and 1995, and the statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996, and the related notes to financial statements are included in the Company's Annual Report to Stockholders and are incorporated herein by reference.

     The following table presents certain unaudited financial data for each quarter in the Company's last two fiscal years. The Company believes that all necessary and normal recurring adjustments have been included in order to present the following quarterly financial information fairly and in accordance with generally accepted accounting principles when read in conjunction with the Company's financial statements incorporated herein by reference.

                         Quarterly Financial Information
                    (in thousands, except per share amounts)

                                                      Three        Three
                               Three       Three      Months       Months
                               Months      Months     Ended        Ended
                               Ended       Ended     September    December
                 1996          March 31    June 30      30           31
                ------         --------    -------   ---------    --------

Total revenues.............   $8,913      $11,428     $10,888       $9,918
Gross profit...............    5,746        6,089       5,378        3,529
Income before income
   taxes...................    1,946        2,147       1,135      (1,818)
Net income.................    1,196        1,321         699      (1,061)
Net income per share.......    $0.08        $0.08       $0.04      ($0.07)


                                                      Three        Three
                               Three       Three      Months       Months
                               Months      Months     Ended        Ended
                               Ended       Ended     September    December
                 1995          March 31    June 30      30           31
                ------         --------    -------   ---------    --------

Total revenues.............   $8,232      $10,751      $8,209       $8,821
Gross profit...............    5,349        6,877       5,304        5,773
Income before income           2,429        3,645       2,216        1,593
  taxes....................
Net income.................    1,506        2,260       1,401          887
Net income per share.......    $0.09        $0.14       $0.09        $0.06


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

     The information appearing under the caption "ELECTION OF DIRECTORS" on pages 4 through 11 of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on April 24, 1997 (the "Proxy Statement"), and the information appearing under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 13 of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     The information appearing in the Proxy Statement under the caption "ELECTION OF DIRECTORS - Executive Compensation" on pages 7 and 8 of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The information appearing in the Proxy Statement under the caption "OWNERSHIP OF COMMON STOCK BY PRINCIPAL SHAREHOLDERS" on page 2, and under the caption "SECURITY OWNERSHIP OF MANAGEMENT" on pages 3 and 4 of the Proxy Statement, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The information appearing in the Proxy Statement under the caption "ELECTION OF DIRECTORS - Related Party Transactions" on pages 8 and 9 is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

(a)(1)  The following documents are filed as part of this report:

        Balance Sheets as of December 31, 1996 and 1995

        Statements of Income for the years ended December 31, 1996, 1995, and
        1994

        Statements of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994

        Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

        Notes to Financial Statements

(a)(2) No schedules are included because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(a)(3)  Exhibits:  The following exhibits are filed as part of this report:


  EXHIBIT
    NO.              DESCRIPTION                                           PAGE
  -------            -----------                                           ----

  3.1    Certificate of Incorporation of the Company........................(1)

  3.2    By-laws of the Company, as amended.................................(1)

  10.1   Company's Amended and Restated 1986 Incentive Stock Option
         Plan, including form of Stock Option Agreement.....................(1)*

  10.2   Company's 1986 Amended and Restated Non-Statutory Stock
         Option Plan, including form of Stock Option Agreement..............(1)*

  10.3   Form of Confidentiality, Assignment and Non-Competition
         Agreement between the Company and employee officers................(1)*

  10.4 and 10.5   Omitted

  10.6   Letter Agreement between the Company and
         John M. Spiegel re: employment.....................................(1)*

  10.7   Omitted

  10.8   Form of Indemnification Agreement between the Company
         and officers and directors.........................................(2)*

  10.9   Schedule of Indemnification Agreements.............................(2)*

  10.10  Letter Agreement between the Company and
         Anthony F. Bucciero re: employment.................................(3)*

  10.11  Omitted

  10.12  Omitted

  10.13  Company's 1996 Stock Option Plan...................................(4)*

  10.14  Letter Agreement regarding employment, dated April 27, 1995, between the Company and Lawrence H. Corbett........................(4)*

  11     Statement re: computation of earnings per share....................__

  13     Portions of the Annual Report to Stockholders......................__

  23.1   Consent of KPMG Peat Marwick LLP...................................__

  24     Powers of Attorney        .........................................__

  27     Financial Data Schedule............................................__

  ---------------------
  (1) Previously filed with the same exhibit number with the Company's Form 10-SB filed March 10, 1993 and incorporated herein by reference.
  (2) Previously filed with the same exhibit number with the Company's Form 10-KSB filed March 31, 1994 and incorporated herein by reference.
  (3) Previously filed with the same exhibit number with the Company's Form 10-K filed March 31, 1995 and incorporated herein by reference.
  (4) Previously filed with the same exhibit number with the Company's Form 10-K filed March 31, 1996 and incorporated herein by reference.
  * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b)    No reports on Form 8-K were filed in the fourth quarter of 1996.

(c)    Exhibits - The exhibits to this report begin on page __.

(d)    Financial Statement Schedules - None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      APPLIED INNOVATION INC.


Date: March 31, 1997                  By:  /s/ Gerard B. Moersdorf, Jr.
                                           ------------------------------
                                           Gerard B. Moersdorf, Jr., Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                         TITLE                   DATE
        ---------                         -----                   ----

/s/ Gerard B. Moersdorf, Jr.      Chairman, President         March 31, 1997
-----------------------------     and Treasurer (Principal
Gerard B. Moersdorf, Jr.          Executive and Financial
                                  Officer)

*John M. Spiegel                  Comptroller                 March 31, 1997
-----------------------------     (Principal Accounting
John M. Spiegel                   Officer)

*James H. Blough                  Director                    March 31, 1997
-----------------------------
James H. Blough

*Curtis A. Loveland               Director                    March 31, 1997
-----------------------------
Curtis A. Loveland

*Gerard B. Moersdorf, Sr.         Director                    March 31, 1997
-----------------------------
Gerard B. Moersdorf, Sr.

*Richard W. Oliver                Director                    March 31, 1997
-----------------------------
Richard W. Oliver

*Thomas W. Huseby                 Director                    March 31, 1997
-----------------------------
Thomas W. Huseby



*By: /s/ Gerard B. Moersdorf, Jr.
     ----------------------------
     Gerard B. Moersdorf, Jr.
     (Attorney-in-Fact)