Form 10-Q
period 1997-03-31
APPLIED INNOVATION INC
filed 1997-05-14
CIK 798399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of May 5, 1997 there were 15,790,832 shares of common stock outstanding.

                            APPLIED INNOVATION INC.

                               Table of Contents

                                                           Page
                                                           ----
Facing Page                                                   1

Table of  Contents                                            2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets
            March 31, 1997 and December 31, 1996              3

        Statements of Income
            Three months ended March 31, 1997 and 1996        4

        Statements of Cash Flows
            Three months ended March 31, 1997 and 1996        5

        Note to Financial Statements                          6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations     7 - 9

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit 11 - Statement Regarding Computation
            of Earnings Per Share                            10

        (b) Exhibit 27 - Financial Data Schedule

        (c) Reports on Form 8-K - None

Signatures                                                   11

                            APPLIED INNOVATION INC.
                          Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996

                                     ASSETS

                                                                        1997              1996
                                                                    -----------        ----------
Current assets:
   Cash and cash equivalents                                        $11,934,820        12,278,092
   Accounts receivable, net of allowance
      of $112,528 in 1997 and $112,528 in 1996                        6,878,462         7,646,517
   Income taxes                                                         200,504                 -
   Inventory                                                          3,418,917         3,005,921
   Prepaid expenses                                                     191,873           270,611
   Deferred income taxes                                              1,272,520         1,366,025
                                                                    -----------        ----------
         Total current assets                                        23,897,096        24,567,166

Property and equipment, net                                          11,883,673        10,977,642

Other assets                                                            143,023           117,436
                                                                    -----------        ----------

                                                                    $35,923,792        35,662,244
                                                                    ===========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        1997              1996
                                                                    -----------        ----------
Current liabilities:
   Accounts payable                                                  $2,582,961         1,517,191
   Accrued expenses                                                   3,434,532         3,959,160
   Deferred revenue                                                     234,255                 -
                                                                    -----------        ----------

         Total current liabilities                                    6,251,748         5,476,351
                                                                    -----------        ----------
Other liabilities:
   Deferred income taxes                                                244,035           244,035
                                                                    -----------        ----------

Stockholders' equity:
   Common stock; $.01 par value; 30,000,000 shares
     authorized; 15,772,832 shares issued and outstanding
     in March, 1997; 15,764,632 shares issued and
     outstanding in December, 1996                                      157,728           157,646
   Additional paid-in capital                                         8,365,545         8,360,502
   Deferred compensation                                                (41,857)          (51,501)
   Retained earnings                                                 20,946,593        21,475,211
                                                                    -----------        ----------

                                                                     29,428,009        29,941,858
                                                                    -----------        ----------

                                                                    $35,923,792        35,662,244
                                                                    ===========        ==========

                 See accompanying note to financial statements

                            APPLIED INNOVATION INC.
                       Consolidated Statements of Income
                   Three Months Ended March 31, 1997 and 1996

                                                                                              1997              1996
                                                                                           ----------         ---------
Sales                                                                                      $8,409,853         8,912,867

Cost of sales                                                                               3,638,958         3,166,977
                                                                                           ----------         ---------
       Gross profit                                                                         4,770,895         5,745,890
                                                                                           ----------         ---------
Operating expenses:
   Selling, general and administrative                                                      2,616,796         2,152,256
   Research and development                                                                 3,158,974         1,785,277
                                                                                           ----------         ---------

                                                                                            5,775,770         3,937,533
                                                                                           ----------         ---------

      Income (loss) from operations                                                        (1,004,875)        1,808,357

Other income :
   Interest income                                                                            163,644           137,505
                                                                                           ----------         ---------

      Income (loss) before provision
       for income taxes                                                                      (841,231)        1,945,862

Provision for income taxes                                                                   (312,611)          750,148
                                                                                           ----------         ---------

   Net income (loss)                                                                        ($528,620)        1,195,714
                                                                                           ==========         =========

Net income (loss) per share                                                                    ($0.03)             0.08
                                                                                           ==========         =========


                 See accompanying note to financial statements

                            APPLIED INNOVATION INC.
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996

                                                                                               1997              1996
                                                                                            ----------        ----------
Cash flows from operating activities:
   Net income (loss)                                                                         ($528,620)        1,195,714
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation                                                                          476,505           272,239
         Net book value of disposed assets                                                      46,297                 -
         Provision for deferred income taxes                                                    93,505            77,856
         Provision for deferred compensation                                                     9,644            11,776
         Effects of change in operating assets and liabilities:
             Accounts receivable                                                               768,055         1,000,806
             Inventory                                                                        (412,996)         (960,471)
             Income taxes                                                                     (200,504)                -
             Prepaid expenses                                                                   78,738           112,404
             Other assets                                                                      (25,587)          (32,718)
             Accounts payable                                                                1,065,770          (294,444)
             Accrued expenses                                                                 (524,628)          225,199
             Deferred revenue                                                                  234,255           488,515
                                                                                           -----------        ----------

         Net cash provided by operating activities                                           1,080,434         2,096,876
                                                                                           -----------        ----------

Cash flows from investing activities:
   Purchases of property and equipment                                                      (1,428,831)         (476,167)
                                                                                           -----------        ----------

         Net cash used by investing activities                                              (1,428,831)         (476,167)
                                                                                           -----------        ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                                        5,125            28,374
                                                                                           -----------        ----------

         Net cash provided by financing activities                                               5,125            28,374
                                                                                           -----------        ----------

Increase(decrease) in cash and cash equivalents                                               (343,272)        1,649,083

Cash and cash equivalents - beginning of period                                             12,278,092         9,176,287
                                                                                           -----------        ----------

Cash and cash equivalents - end of period                                                  $11,934,820        10,825,370
                                                                                           ===========        ==========


                 See accompanying note to financial statements

                            APPLIED INNOVATION INC.
                          Note to Financial Statements

1. Accounting Policy:

   The information included in the foregoing interim financial statements is unaudited. Accordingly, the financial statements should be read in conjunction with the financial statement disclosures contained in the 1996 Annual Report of Applied Innovation Inc. (the "Company"). In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature) to fairly present the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations for a full fiscal year.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE FIRST QUARTER ENDED MARCH 31, 1997 VS. FIRST QUARTER ENDED MARCH 31, 1996

Revenue for the first quarter of 1997 was $8,409,853, a decrease of 5.6% from revenue of $8,912,867 for the first quarter of 1996. The Company believes that this decrease is primarily attributable to a delay in customer orders at the beginning of the quarter due to warranty issues with the Company's products in the latter months of 1996. The Company's concentration of sales to Regional Bell Operating Companies (RBOC's) and inter-exchange carriers results in a small number of customers who represent substantial portions of revenue. For the first three months of 1997, sales to five companies comprised 71% of total revenue. Each of these five customers contributed between 10% and 17% of total revenue. The Company continues to sell to six of the seven RBOC's.

Gross profit as a percentage of revenue was 56.7% for the first quarter of 1997 versus 64.5% for the same period in 1996. The reduction in gross profit as a percentage of revenue in the current quarter was due to costs incurred to support and upgrade certain installed products pending release of new products, increased product warranty expenses, and selected price competition. The current quarter's gross profit margin of 56.7% represents the highest quarterly gross profit expressed as a percentage of net sales since the first quarter of 1996. The Company anticipates that the gross margin percentage for 1997 will be higher than for the full year of 1996.

Research and development (R&D) expenses increased 77% to $3,158,974 for the first quarter of 1997 from $1,785,277 for the same period in 1996. R&D expenses increased as a percentage of revenue to 37.6% for the first quarter of 1997 from 20.0% for the first quarter of 1996. The Company anticipates that R&D expenses in the second quarter of 1997 will be higher than the first quarter. R&D expenses in 1997 will continue to grow to support its existing product lines and to develop an Internet access product for its telecommunication company customers.

Selling, general and administrative expenses (SG&A) increased to $2,616,796 in the first quarter of 1997 from $2,152,256 in 1996. As a percentage of revenue, this represents 31.1% in 1997 and 24.1% in 1996. SG&A expenses increased $464,540 over the same period last year and $406,360 of the increase was attributable to additional employment expenses for administrative personnel to support current operations and increased sales, marketing and product management personnel to support planned growth. The Company anticipates that SG&A expenses in the second quarter of 1997 will be generally consistent with the first quarter. To support continued growth, the Company expects additional increases in sales and general administrative personnel and related costs during 1997 as a percentage of sales.

As a result of the above factors, the Company reported a loss from operations of $1,004,875 in the first quarter of 1997 versus income from operations of $1,808,357 for the first quarter of 1996. Income (loss) from operations represents (11.9%) and 20.3% of revenue in 1997 and 1996, respectively.

The Company's effective income tax rate was 37.2% for the current quarter versus an effective rate of 38.6% for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $343,272 during the first three months of 1997 to $11,934,820 at March 31, 1997. Operating activities provided $1,080,434 in cash. During the same period in 1996, cash increased by $1,649,083 to $10,825,370 at March 31, 1996.

Net working capital was $17,645,348 at March 31, 1997 compared to $19,090,815 at December 31, 1996. Current ratios on those dates were 3.8:1 and 4.5:1, respectively. The Company had no long-term debt at March 31, 1997 or December 31, 1996.

Net capital expenditures were $1,428,831 for the first quarter of 1997 and $476,167 for the same period in 1996. The Company opened a satellite R&D facility in North Carolina during the quarter. The new facility required approximately $525,000 in initial capital expenditures for leasehold improvements and office equipment and furnishings. During the quarter, the Company also purchased approximately five acres of land adjacent to its headquarters in Dublin, Ohio for $179,207.

The Company has an unsecured revolving line of credit available from a bank in the amount of $5,000,000. Interest on the outstanding balance is payable monthly at the London Interbank Offered Rate (LIBOR) plus 2 percent. Unpaid principal is due March 31, 1998. The Company is in compliance with all related loan covenants. At March 31, 1997, the full $5,000,000 amount of the line was available.

The Company expects existing cash reserves, future operating profits, and borrowing capabilities to be sufficient to meet operating and capital expenditure requirements through 1997.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The foregoing statements in this Management's Discussion and Analysis include forward-looking statements concerning future gross margins (second paragraph), R&D expenses (third paragraph), SG&A expenses (fourth paragraph), capital expenditures (eleventh paragraph), and capital resources (eleventh paragraph), all of which involve risks and uncertainties. The Company's actual experience may differ materially from that projected above. Factors that might cause the Company's present expectations to not materialize or to change include, but are not limited to, changes in customer needs, demands and buying patterns for telecommunication equipment; the timely development of new products and product upgrades and the market's acceptance of such products; technological changes affecting telecommunications equipment and software; changes in product warranty experience; competitive pressures from companies with substantially greater resources; the ability of the Company to hire additional technical personnel for new product development; the Company's ability to manage its planned new product development; and other factors discussed in the Company's prior filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1996.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit 11 - Statement Regarding Computation of Earnings Per Share:

                            APPLIED INNOVATION INC.
                                   Exhibit 11
             Statement Regarding Computation of Earnings Per Share
               For the three months ended March 31, 1997 and 1996

                                                       1997              1996
                                                    (Unaudited)       (Unaudited)
                                                    -----------       -----------
Weighted average number of common
    shares outstanding                              15,772,832        15,707,264

Add net shares issuable pursuant to stock
    option plans less shares assumed
    repurchased at the average market price            104,276           143,923

Add shares issuable pursuant to officer and manager
    compensation plans                                       0             4,248
                                                    ----------        ----------

Number of shares for computation of
    primary earnings per share                      15,877,108        15,855,435

Add net shares issuable pursuant to stock
    option plans less shares assumed
    repurchased at period end market price                   0                 0
                                                    ----------        ----------
Number of shares for computation of fully
    diluted earnings per share                      15,877,108        15,855,435
                                                    ==========        ==========
Net income (loss) for primary and fully diluted
    earnings per share                              $ (528,620)       $1,195,714
                                                    ==========        ==========

Primary earnings (loss) per share                        $(.03)             $.08
                                                         =====              ====
Fully diluted earnings (loss) per share                  $(.03)             $.08
                                                         =====              ====

         (b) Exhibit 27 - Financial Data Schedule

         (c) Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APPLIED INNOVATION INC.
                                        (Registrant)

5/13/97                                 /s/ Gerard B. Moersdorf, Jr.
-----------                             ----------------------------
Date                                    Gerard B. Moersdorf, Jr.
                                        Chairman of the Board, President, Chief
                                        Executive Officer, and Treasurer
                                        (Principal Executive/Financial Officer)


5/13/97                                 /s/ John M. Spiegel
-----------                             ----------------------------
Date                                    John M. Spiegel
                                        Comptroller
                                        (Principal Accounting Officer)