Form 10-Q
period 1997-06-30
APPLIED INNOVATION INC
filed 1997-08-14
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

As of August 12, 1997 there were 15,790,832 shares of common stock outstanding.

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

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             June 30, 1997 (unaudited) and December 31, 1996                        3

         Condensed Consolidated Statements of Operations for the three and six
             months ended June 30, 1997 and 1996 (unaudited)                        4

         Condensed Consolidated Statement of Stockholders' Equity
             for the six months ended June 30, 1997 (unaudited)                     5

         Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 1997 and 1996 (unaudited)                    6

         Note to Financial Statements (unaudited)                                   7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                      8 - 10


Part II. Other Information
--------------------------

Items 1 - 5                                                                         11

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                               12

         (b) Reports on Form 8-K - None

Signatures                                                                          13

                             APPLIED INNOVATION INC.
                      Condensed Consolidated Balance Sheets

                                         Assets
                                         ------
                                                                  (unaudited)
                                                                    June 30,       December 31,
                                                                      1997             1996
                                                                  -----------      ------------
Current assets:
   Cash and cash equivalents                                      $ 8,639,728      $12,278,092
   Accounts receivable, net of allowance                           10,336,478        7,646,517
   Income taxes                                                       139,085               --
   Inventory                                                        3,524,846        3,005,921
   Prepaid expenses                                                   184,235          270,611
   Deferred income taxes                                            1,283,186        1,366,025
                                                                  -----------      -----------

         Total current assets                                      24,107,558       24,567,166

Property, plant and equipment, net                                 12,311,439       10,977,642

Other assets                                                          132,773          117,436
                                                                  -----------      -----------

                                                                  $36,551,770      $35,662,244
                                                                  ===========      ===========

                         Liabilities and Stockholders' Equity
                         ------------------------------------

                                                                      1997             1996
                                                                  -----------      -----------
Current liabilities:
   Accounts payable trade                                         $ 2,977,200      $ 1,517,191
   Accrued expenses                                                 1,227,424        1,197,571
   Accrued warranty expenses                                        2,528,564        2,761,589
                                                                  -----------      -----------

         Total current liabilities                                  6,733,188        5,476,351
                                                                  -----------      -----------

   Deferred income taxes                                              186,353          244,035
                                                                  -----------      -----------

Stockholders' equity:
   Common stock; $.01 par value; 30,000,000 shares
     authorized; 15,790,832 shares issued and outstanding
     in 1997; 15,764,632 shares issued and
     outstanding in 1996                                              157,908          157,646
   Additional paid-in capital                                       8,407,058        8,360,502
   Deferred compensation                                              (32,213)         (51,501)
   Retained earnings                                               21,099,476       21,475,211
                                                                  -----------      -----------

                                                                   29,632,229       29,941,858
                                                                  -----------      -----------


                                                                  $36,551,770      $35,662,244
                                                                  ===========      ===========

      See accompanying note to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.
           Condensed Consolidated Statements of Operations (Unaudited)
                Three and Six Months Ended June 30, 1997 and 1996

                                            Three months ended June 30,       Six months ended June 30,
                                            ---------------------------     ----------------------------
                                                1997            1996            1997             1996
                                            -----------     -----------     -----------      -----------
Sales                                       $12,233,673     $11,427,503     $20,643,526      $20,340,370

Cost of Sales                                 5,513,598       5,338,255       9,152,556        8,505,232
                                            -----------     -----------     -----------      -----------

       Gross profit                           6,720,075       6,089,248      11,490,970       11,835,138

Operating expenses:
   Selling, general, and administrative       3,930,685       2,437,728       6,547,481        4,589,983
   Research and development                   2,678,750       1,612,615       5,837,724        3,397,893
                                            -----------     -----------     -----------      -----------

      Income (loss) from operations             110,640       2,038,905        (894,235)       3,847,262


Investment income                               133,008         108,403         296,652          245,908
                                            -----------     -----------     -----------      -----------


      Income (loss) before provision
       for income taxes                         243,648       2,147,308        (597,583)       4,093,170

Provision for income taxes                       90,763         826,714        (221,848)       1,576,862
                                            -----------     -----------     -----------      -----------

   Net income (loss)                        $   152,885     $ 1,320,594     $  (375,735)     $ 2,516,308
                                            ===========     ===========     ===========      ===========

Net income (loss) per share                 $      0.01     $      0.08     $     (0.02)     $      0.16
                                            ===========     ===========     ===========      ===========

      See accompanying note to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.
            Condensed Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 1997

                                          Common Stock
                                     -----------------------
                                       Number                    Additional
                                         of                        Paid-in      Deferred       Retained
                                       Shares        Amount        Capital    Compensation     Earnings
                                     ----------     --------     ----------   ------------    -----------
Balance January 1, 1997              15,764,632     $157,646     $8,360,502     $(51,501)     $21,475,211

Stock options exercised                  26,200          262         16,863           --               --

Tax benefit associated with
   exercise of stock options                 --           --         29,693           --               --

Amortization of deferred
   compensation                              --           --             --       19,288               --

Net income (loss) for the period             --           --             --           --         (375,735)
                                     ----------     --------     ----------     --------      -----------

Balance - June 30, 1997              15,790,832     $157,908     $8,407,058     $(32,213)     $21,099,476
                                     ==========     ========     ==========     ========      ===========

      See accompanying note to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.
                 Condensed Consolidated Statements of Cash Flows

                                                                      Six months ended June 30,
                                                                        1997             1996
                                                                    ------------     -----------
Cash flows from operating activities:
   Net income (loss)                                                $  (375,735)     $ 2,516,308
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation                                                   992,847          615,049
         Net book value of disposed assets                               46,297               --
         Provision for deferred income taxes                             25,157          105,770
         Provision for deferred compensation                             19,288           23,553
         Effects of change in operating assets and liabilities:
             Accounts receivable                                     (2,689,961)      (1,394,385)
             Inventory                                                 (518,925)        (661,879)
             Income taxes                                              (139,085)              --
             Prepaid expenses                                            86,376          132,844
             Other assets                                               (15,337)         (33,380)
             Accounts payable                                         1,460,009         (539,382)
             Accrued expenses                                          (173,479)        (594,326)
             Deferred revenue                                                --          488,515
                                                                    -----------      -----------

         Net cash provided (used) by operating activities            (1,282,548)         658,687
                                                                    -----------      -----------


Cash flows from investing activities:
   Purchases of property and equipment                               (2,372,941)      (1,073,093)
                                                                    -----------      -----------

         Net cash used by investing activities                       (2,372,941)      (1,073,093)
                                                                    -----------      -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                17,125           38,699
                                                                    -----------      -----------

         Net cash provided by financing activities                       17,125           38,699
                                                                    -----------      -----------


Decrease in cash and cash equivalents                                (3,638,364)        (375,707)

Cash and cash equivalents - beginning of period                      12,278,092        9,176,287
                                                                    -----------      -----------

Cash and cash equivalents - end of period                           $ 8,639,728      $ 8,800,580
                                                                    ===========      ===========

      See accompanying note to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.

         Note to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of presentation - The condensed consolidated balance sheet as of June 30, 1997, the condensed consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1997, and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 annual report on Form 10-K. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results for the full year.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 VS. SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996

Revenue for the second quarter of 1997 increased 7% over the same period of 1996. Year-to-date revenue for 1997 is up 1% over 1996. These increases are attributable to a higher number of units sold. Because of the Company's concentration of sales to Regional Bell Operating Companies (RBOC's) and inter-exchange carriers, a small number of customers have represented substantial portions of revenue. For the first six months of 1997, sales to four companies comprised 62% of total revenue. Each of the four customers contributed between 14% and 18% of total revenue. The Company sells to all of the seven RBOC's.

Gross profit as a percentage of revenue was 55% for the second quarter of 1997 versus 53% for the same period in 1996. Gross profit for the second quarter benefited from the initial shipment of product which integrates the Cisco router technology into the Company's AI 180 product offering. Year-to-date gross profit percentages were 56% and 58% for 1997 and 1996, respectively. The reduction in gross profit as a percentage of revenue for the first six months was due to a change in product mix, costs incurred to support and upgrade certain installed products, and selected price competition. The Company anticipates that the gross margin percentage for 1997 will be higher than for the full year of 1996.

Selling, general and administrative expenses (SG&A) increased to $3,930,685 in the second quarter of 1997 from $2,437,728 in 1996. As a percentage of revenue, this represents 32% in 1997 and 21% in 1996. Year-to-date SG&A was $6,547,481 for 1997 and $4,589,983 for 1996 and represented 32% of revenue in 1997 and 23% in 1996. SG&A increased $1,957,498 for the six months ended June 30, 1997 over the same period last year and approximately $1,150,000 of the increase was attributable to additional employment expenses for administrative personnel to support current operations and increased sales, marketing and product management personnel to support planned growth. The balance of the increase was primarily attributable to increased commissions due on the sale of products containing Cisco router technology, increased product management and marketing consulting fees, and increased sales and marketing activities. To support continued growth, the Company expects additional increases in sales and general administrative personnel and related costs during 1997.

Research and development (R&D) expenses increased 66% to $2,678,750 for the second quarter of 1997 from $1,612,615 for the same period in 1996. R&D increased as a percentage of revenue to 22% from 14%. Year-to-date R&D expenses were $5,837,724 for 1997 and $3,397,893 for 1996. As a percentage of revenue, this represents 28% for 1997 and 17% for 1996. R&D increased $2,439,831 for the six months ended June 30, 1997 over the same period last year and approximately $1,100,000 of the increase was attributable to additional employment expenses for engineering personnel to develop new product lines. The balance of the increase was due primarily to the purchase of technology, the opening of the Company's new R&D facility in North Carolina, and the purchase of test equipment for the Company's internet access product under development. The Company anticipates increased R&D expenses in future quarters to support its existing product lines and to develop an Internet access product for its telecommunication company customers.

As a result of the above factors, income from operations decreased to $110,640 in the second quarter of 1997 from $2,038,905 in the second quarter of 1996. Second quarter income from operations represents 1% and 18% of revenue in 1997 and 1996, respectively. Year-to-date results of operations was a loss of $894,235 for 1997 versus income of $3,847,262 in 1996. Year-to-date income
(loss) from operations represents (4%) and 19% of revenue in 1997 and 1996, respectively.

The Company's effective income tax rate was 37% for the current quarter versus an effective rate of 39% for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $3,638,364 during the first six months of 1997 to $8,639,728 at June 30, 1997. Operating activities used $1,282,548 in cash. During the same period in 1996, cash decreased by $375,707 to $8,800,580 at June 30, 1996.

Net working capital was $17,374,370 at June 30, 1997 compared to $19,090,815 at December 31, 1996. Current ratios on those dates were 3.6:1 and 4.5:1, respectively. The Company had no long-term debt at June 30, 1997 or December 31, 1996.

Net capital expenditures were $2,372,941 for the first half of 1997 and $1,073,093 for the same period in 1996. The Company opened an R&D facility in North Carolina in 1997. The new facility required approximately $ 645,000 in initial capital expenditures for leasehold improvements and office equipment and furnishings. The balance of the capital expenditures were primarily for test equipment for the Company's internet access product under development and the purchase of additional computer and network equipment for use throughout the Company.

The Company has an unsecured revolving line of credit from a bank totaling $5,000,000. Interest on the outstanding balance is payable monthly at the London Interbank Offered Rate (LIBOR) plus 2 percent. Unpaid principal is due March 31, 1998. The Company is in compliance with all related loan covenants. At June 30, 1997, the full $5,000,000 amount of the line was available.

The Company expects existing cash reserves, future operating profits, and borrowing capabilities to be sufficient to meet operating and capital expenditure requirements for the next 12 months.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing statements in this Management's Discussion and Analysis include forward-looking statements concerning future gross margins (second paragraph), SG&A expenses (third paragraph), R&D expenses (fourth paragraph), capital expenditures (eleventh paragraph), and capital resources (eleventh paragraph), all of which involve risks and uncertainties. The Company's actual experience may differ materially from that projected above. Factors that might cause the Company's present expectations to not materialize or to change include, but are not limited to, changes in customer needs, demands and buying patterns for telecommunication equipment; the timely development of new products and product upgrades and the market's acceptance of such products; technological changes affecting telecommunications equipment and software; changes in product warranty experience; competitive pressures from companies with substantially greater resources; the ability of the Company to hire additional technical personnel for new product development; the Company's ability to manage its planned new product development; and other factors discussed in the Company's prior filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1996.

Part II.  Other Information
---------------------------

Items 1 - 3.      Inapplicable

Item 4.           Submission of Matters to a Vote of Security Holders

(a) Applied Innovation Inc. held its annual meeting of stockholders on April 24, 1997, for the purpose of electing two Class I directors and ratifying the appointment of independent certified public accountants for the fiscal year 1997.

(b) At the annual meeting of stockholders, all directors nominated were elected.

(c) The table shows the voting tabulation for each matter voted upon at the annual meeting of stockholders.

ACTION                              FOR                              WITHHELD
------                              ---                              --------

Election of Class I Directors:

      James H. Blough            13,580,265                          199,339
      Richard W. Oliver          13,588,172                          191,432


ACTION                              FOR             AGAINST          WITHHELD
------                              ---             -------          --------

Ratification of  KPMG Peat       13,659,869          81,040           38,695
Marwick LLP as independent
certified public accountants
for the fiscal year 1997:


Item 5.           Inapplicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits


                             APPLIED INNOVATION INC.
                                   Exhibit 11
              Statement Regarding Computation of Earnings Per Share
                For the six months ended June 30, 1997 and 1996

                                                                             1997            1996
                                                                         (Unaudited)     (Unaudited)
                                                                         -----------     -----------
Weighted average number of common shares outstanding                      15,772,832      15,734,512

Add net shares issuable pursuant to stock options plans less
  shares assumed repurchased at the average market price                      83,341         129,671
                                                                         -----------     -----------

Number of shares for computation of primary earnings
 per share                                                                15,856,173      15,864,183

Add net shares issuable pursuant to stock options plans less
 shares assumed repurchased at period end market price                             0           1,285
                                                                         -----------     -----------

Number of shares for computation of fully diluted earnings
 per share                                                                15,856,173      15,865,468

Net income (loss) for primary and fully diluted earnings per share       $  (375,735)    $ 2,516,308
                                                                         ===========     ===========

Primary earnings (loss) per share                                              $(.02)           $.16
                                                                               =====            ====


Fully diluted earnings (loss) per share                                        $(.02)           $.16
                                                                               =====            ====

                  Exhibit 27 - Financial Data Schedule

                  (b) Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          APPLIED INNOVATION INC.
                                          -----------------------
                                          (Registrant)



August 13, 1997                           /s/ Gerard B. Moersdorf, Jr.
---------------                           -------------------------------------
Date                                      Gerard B. Moersdorf, Jr.
                                          Chairman of the Board, President,
                                          Chief Executive Officer and Treasurer
                                          (Principal Executive Officer)



August 13, 1997                           /s/ William H. Largent
---------------                           -------------------------------------
Date                                      William H. Largent
                                          Senior Vice President - Operations
                                          and Chief Financial Officer
                                          (Chief Financial Officer)



August 13, 1997                           /s/ John M. Spiegel
---------------                           -------------------------------------
Date                                      John M. Spiegel
                                          Controller
                                          (Principal Accounting Officer)