Form 10-Q
period 1997-09-30
APPLIED INNOVATION INC
filed 1997-11-13
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

As of November 3, 1997 there were 15,790,832 shares of common stock outstanding.

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

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             September 30, 1997 (unaudited) and December 31, 1996                        3

         Condensed Consolidated Statements of Operations for the three and
             nine months ended September 30, 1997 and 1996 (unaudited)                   4

         Condensed Consolidated Statement of Stockholders' Equity for the nine
             months ended September 30, 1997 (unaudited)                                 5

         Condensed Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1997 and 1996 (unaudited)                        6

         Note to Financial Statements (unaudited)                                        7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                          8 - 10

Item 3. Quantitative and Qualitative Disclosure About Market Risk                       10

Part II. Other Information
--------------------------

Items 1 - 5                                                                             11

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                                   11

         (b) Reports on Form 8-K - None

Signatures                                                                              12

                            APPLIED INNOVATION INC.

                     Condensed Consolidated Balance Sheets

                                     Assets
                                     ------

                                                                         (unaudited)
                                                                         September 30,      December 31,
                                                                             1997               1996
                                                                         -------------      ------------
Current assets:
   Cash and cash equivalents                                              $ 8,921,682        $12,278,092
   Accounts receivable, net of allowance                                    7,414,503          7,646,517
   Inventory                                                                3,850,657          3,005,921
   Prepaid income taxes                                                     1,073,099                 --
   Prepaid expenses                                                           132,154            270,611
   Deferred income taxes                                                    1,108,188          1,366,025
                                                                          -----------        -----------

         Total current assets                                              22,500,283         24,567,166

Property, plant and equipment, net                                         12,634,400         10,977,642

Other assets                                                                  120,650            117,436
                                                                          -----------        -----------

                                                                          $35,255,333        $35,662,244
                                                                          ===========        ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

                                                                             1997               1996
                                                                          -----------        -----------
Current liabilities:
   Accounts payable                                                       $ 2,177,516        $ 1,517,191
   Accrued expenses                                                         2,368,234          1,197,571
   Accrued warranty expenses                                                2,179,872          2,761,589
                                                                          -----------        -----------

         Total current liabilities                                          6,725,622          5,476,351
                                                                          -----------        -----------

Deferred income taxes                                                         199,365            244,035
                                                                          -----------        -----------

Stockholders' equity:
   Common stock; $.01 par value; 30,000,000 shares
     authorized; 15,790,832 shares issued and outstanding
     in 1997; 15,764,632 shares issued and
     outstanding in 1996                                                      157,908            157,646
   Additional paid-in capital                                               8,407,058          8,360,502
   Deferred compensation                                                      (14,757)           (51,501)
   Retained earnings                                                       19,780,137         21,475,211
                                                                          -----------        -----------

                                                                           28,330,346         29,941,858
                                                                          -----------        -----------

                                                                          $35,255,333        $35,662,244
                                                                          ===========        ===========

     See accompanying note to condensed consolidated financial statements.

                            APPLIED INNOVATION INC.
          Condensed Consolidated Statements of Operations (unaudited)
            Three and Nine Months Ended September 30, 1997 and 1996

                                                      Three months ended September 30,      Nine months ended September 30,
                                                      --------------------------------      -------------------------------
                                                          1997               1996               1997             1996
                                                       -----------        -----------        -----------      -----------
Sales                                                  $10,527,166        $10,887,634        $31,170,692      $31,228,004

Cost of sales                                            4,868,312          5,509,168         14,020,868       14,014,399
                                                       -----------        -----------        -----------      -----------

       Gross profit                                      5,658,854          5,378,466         17,149,824       17,213,605

Operating expenses:
   Selling, general and administrative                   4,860,562          2,451,357         11,408,043        7,041,341
   Research and development                              3,022,363          1,920,638          8,860,087        5,318,531
                                                       -----------        -----------        -----------      -----------

      Income (loss) from operations                     (2,224,071)         1,006,471         (3,118,306)       4,853,733

Investment income                                          124,732            128,680            421,384          374,589
                                                       -----------        -----------        -----------      -----------

      Income (loss) before provision
       for income taxes                                 (2,099,339)         1,135,151         (2,696,922)       5,228,322

Provision for income taxes                                (780,000)           436,042         (1,001,848)       2,012,904
                                                       -----------        -----------        -----------      -----------

   Net income (loss)                                   $(1,319,339)       $   699,109        $(1,695,074)     $ 3,215,418
                                                       ===========        ===========        ===========      ===========

Net income (loss) per share                                 $(0.08)             $0.04             $(0.11)           $0.20
                                                       ===========        ===========        ===========      ===========

     See accompanying note to condensed consolidated financial statements.

                            APPLIED INNOVATION INC.
      Condensed Consolidated Statement of Stockholders' Equity (unaudited)
                      Nine Months Ended September 30, 1997

                                              Common Stock
                                       ---------------------------
                                         Number                            Additional
                                           of                                Paid-in            Deferred       Retained
                                         Shares            Amount            Capital          Compensation     Earnings
                                       ----------         --------         ----------         ------------    -----------
Balance January 1, 1997                15,764,632         $157,646         $8,360,502           $(51,501)     $21,475,211

Stock options exercised                    26,200              262             16,863                 --               --

Tax benefit associated with
   exercise of stock options                   --               --             29,693                 --               --

Amortization of deferred
   compensation                                --               --                 --             36,744               --

Net income (loss) for the period               --               --                 --                 --       (1,695,074)
                                       ----------         --------         ----------           --------      -----------

Balance - September 30, 1997           15,790,832         $157,908         $8,407,058           $(14,757)     $19,780,137
                                       ==========         ========         ==========           ========      ===========

     See accompanying note to condensed consolidated financial statements.

                            APPLIED INNOVATION INC.
          Condensed Consolidated Statements of Cash Flows (unaudited)

                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                             1997               1996
                                                                          -----------        -----------
Cash flows from operating activities:
   Net income (loss)                                                      $(1,695,074)       $ 3,215,418
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
         Depreciation                                                       1,581,057            953,799
         Net book value of disposed assets                                     46,296                 --
         Loss on sale of assets                                                 3,340                 --
         Provision for deferred income taxes                                  213,167            (36,153)
         Provision for deferred compensation                                   36,744             39,592
         Effects of change in operating assets and liabilities:
             Accounts receivable                                              232,014           (486,756)
             Inventory                                                       (844,736)           550,074
             Prepaid income taxes                                          (1,073,099)                --
             Prepaid expenses                                                 138,457            148,206
             Other assets                                                      (3,214)           (72,005)
             Accounts payable                                                 660,325            236,731
             Accrued expenses                                                 588,946            511,734
             Deferred revenue                                                      --            442,300
                                                                          -----------        -----------

         Net cash provided (used) by operating activities                    (115,777)         5,502,940
                                                                          -----------        -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                              (3,296,951)        (2,217,785)
   Proceeds from sale of assets                                                 9,500                 --
                                                                          -----------        -----------

         Net cash used by investing activities                             (3,287,451)        (2,217,785)
                                                                          -----------        -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock, including tax benefit               46,818            420,389
                                                                          -----------        -----------

         Net cash provided by financing activities                             46,818            420,389
                                                                          -----------        -----------

Increase (decrease) in cash and cash equivalents                           (3,356,410)         3,705,544

Cash and cash equivalents - beginning of period                            12,278,092          9,176,287
                                                                          -----------        -----------

Cash and cash equivalents - end of period                                 $ 8,921,682        $12,881,831
                                                                          ===========        ===========

     See accompanying note to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.

         Note to Condensed Consolidated Financial Statements (unaudited)


1. Basis of presentation - The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1997, and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 annual report on Form 10-K. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results for the full year.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenue for the third quarter of 1997 decreased 3% over the same period in 1996. Year-to-date revenue for 1997 is even with 1996. Because of the Company's concentration of sales to Regional Bell Operating Companies (RBOC's) and inter-exchange carriers, a small number of customers have represented substantial portions of revenue. For the first nine months of 1997, sales to four companies comprised 59% of total revenue. Each of the four customers contributed between 14% and 16% of total revenue. The Company sells to all of the seven RBOC's.

Gross profit as a percentage of revenue was 54% for the third quarter of 1997 versus 49% for the same period in 1996. Year-to-date gross profit percentages were 55% for both 1997 and 1996. The gross profit percentage for the third quarter of 1996 was adversely impacted by costs incurred to support and upgrade certain installed products pending the release of new products, increased product warranty expenses, and selected price competition. The Company anticipates that the gross margin percentage for 1997 will be higher than for the full year of 1996.

Selling, general and administrative expenses (SG&A) increased to $4,860,562 in the third quarter of 1997 from $2,451,357 in 1996. As a percentage of revenue, this represents 46% in 1997 and 23% in 1996. Year-to-date SG&A was $11,408,043 for 1997 and $7,041,341 for 1996 and represented 37% of revenue in 1997 and 23% in 1996. SG&A increased $4,366,702 for the nine months ended September 30, 1997 over the same period last year. Approximately $1,910,000 of the increase was attributable to additional employment and recruiting expenses for administrative personnel to support current operations and increased sales, marketing and product management personnel to support planned growth. In the current quarter there was a $740,000 expense for accounts receivable determined to be not collectible and approximately $215,000 in severance costs. The balance of the year to date increase was primarily attributable to increased commissions due on the sale of products containing licensed technology of approximately $557,000 and other costs related to current operations.

Research and development (R&D) expenses increased 57% to $3,022,363 for the third quarter of 1997 from $1,920,638 for the same period in 1996. R&D increased as a percentage of revenue to 29% from 18%. Year-to-date R&D expenses were $8,860,087 for 1997 and $5,318,531 for 1996. As a percentage of revenue, this represents 28% for 1997 and 17% for 1996. R&D increased $3,541,556 for the nine months ended September 30, 1997 over the same period last year. During 1997 the Company has incurred approximately $4,000,000 in R&D expense to develop an Internet access product for its telecommunication company customers. The Company anticipates increased R&D expenses in future quarters to support its existing product lines and the ongoing development of the Internet access product.

As a result of the above factors, there was a loss from operations of $2,224,071 in the third quarter of 1997 compared to an income from operations of $1,006,471 in the third quarter of 1996. Third quarter income (loss) from operations represents (21%) and 9% of revenue in 1997 and 1996, respectively. Year-to-date results of operations was a loss of $3,118,306 for 1997 versus an income of $4,853,733 in 1996. Year-to-date income (loss) from operations represents (10%) and 16% of revenue in 1997 and 1996, respectively.

The Company's effective income tax rate was 37% for the current quarter versus an effective rate of 38% for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $3,356,410 during the first nine months of 1997 to $8,921,682 at September 30, 1997. Operating activities used $115,777 in cash. During the same period in 1996, cash increased by $3,705,544 to $12,881,831 at September 30, 1996.

Net working capital was $15,774,661 at September 30, 1997 compared to $19,090,815 at December 31, 1996. Current ratios on those dates were 3.3:1 and 4.5:1, respectively. The Company had no long-term debt at September 30, 1997 or December 31, 1996.

Net capital expenditures were $3,296,951 for the first nine months of 1997 and $2,217,785 for the same period in 1996. The Company opened an R&D facility in North Carolina in 1997. The Company has incurred approximately $2,678,000 in capital expenditures toward the development of the Company's Internet access product. These capital expenditures include leasehold improvements, office equipment and furnishings, test equipment, and computer and network equipment.

The Company has an unsecured revolving line of credit from a bank totaling $5,000,000. Interest on the outstanding balance is payable monthly at the London Interbank Offered Rate (LIBOR) plus 2 percent. Unpaid principal is due March 31, 1998. At September 30, 1997, the full $5,000,000 amount of the line was available.

The Company expects existing cash reserves, future operating profits, and borrowing capabilities to be sufficient to meet operating and capital expenditure requirements for the next 12 months.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing statements in this Management's Discussion and Analysis include forward-looking statements concerning future gross profits (second paragraph), SG&A expenses (third paragraph), R&D expenses (fourth paragraph), capital expenditures (eleventh paragraph), and capital resources (eleventh paragraph), all of which involve risks and uncertainties. The Company's actual experience may differ materially from that projected above. Factors that might cause the Company's present expectations to not materialize or to change include, but are not limited to, changes in customer needs, demands and buying patterns for telecommunication equipment; the timely development of new products and product upgrades and the market's acceptance of such products; technological changes affecting telecommunications equipment and software; changes in product warranty experience; competitive pressures from companies with substantially greater resources; the ability of the Company to hire additional technical personnel for new product development; the Company's ability to manage its planned new product development; and other factors discussed in the Company's prior filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1996.



Item 3. Quantitative and Qualitative Disclosure About Market Risk - inapplicable

Part II.  Other Information
---------------------------

Items 1 - 5.      Inapplicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits


                             APPLIED INNOVATION INC.
                                   Exhibit 11
        Statement Regarding Computation of Earnings Per Share (unaudited)
             For the nine months ended September 30, 1997 and 1996

                                                                              1997                1996
                                                                              ----                ----
Weighted average number of common shares outstanding                       15,790,832          15,764,632

Add net shares issuable pursuant to stock options plans less
  shares assumed repurchased at the average market price                       24,436             101,089
                                                                          -----------         -----------

Number of shares for computation of primary earnings
 per share                                                                 15,815,268          15,865,721

Add net shares issuable pursuant to stock options plans less
 shares assumed repurchased at period end market price                              0                   0
                                                                          -----------         -----------

Number of shares for computation of fully diluted earnings
 per share                                                                 15,815,268          15,865,721
                                                                          ===========         ===========

Net income (loss) for primary and fully diluted earnings per share        $(1,695,074)        $ 3,215,418
                                                                          ===========         ===========

Primary earnings (loss) per share                                               $(.11)               $.20
                                                                                =====                ====


Fully diluted earnings (loss) per share                                         $(.11)               $.20
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


                                        APPLIED INNOVATION INC.
                                        -----------------------
                                        (Registrant)



November 11, 1997                       /s/  Gerard B. Moersdorf, Jr.
-----------------                       -------------------------------------
Date                                    Gerard B. Moersdorf, Jr.
                                        Chairman of the Board, President,
                                        Chief Executive Officer and Treasurer
                                        (Principal Executive Officer)



November 11, 1997                       /s/  William H. Largent
-----------------                       -------------------------------------
Date                                    William H. Largent
                                        Senior Vice President - Operations
                                        and Chief Financial Officer
                                        (Chief Financial Officer)



November 11, 1997                       /s/  John M. Spiegel
-----------------                       -------------------------------------
Date                                    John M. Spiegel
                                        Controller
                                        (Principal Accounting Officer)