Form 10-K405
period 1997-12-31
APPLIED INNOVATION INC
filed 1998-03-31
CIK 798399

                                    FORM 10-K
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   (Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from __________ to__________

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
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days. YES  X   NO
                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant, 9,172,575 shares, based on the $7.06 closing sale price on March 6, 1998, was $64,758,380.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,790,832 shares of Common Stock were outstanding at March 6, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to the Stockholders for the fiscal year ended December 31, 1997, are incorporated by reference in Part II.

Part III - Proxy Statement for 1998 Annual Meeting of Stockholders, in part, as indicated.

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in "Business - Business Risks." The Company undertakes no obligation to publicly update or revise any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS.
         ---------


GENERAL

         Applied Innovation Inc. (the "Company") develops, manufactures and markets network mediation and network bridging products and associated services to support the operation, maintenance, administration and provisioning of the internal data network that is used by telecommunications service providers to manage elements in their customer service network systems. The Company is also developing products which will assist telecommunications service providers in handling the rapidly increasing Internet traffic.

         The Company's predecessor was incorporated in 1983 and engaged primarily in development and preliminary testing activities until September 1984. In June 1986, the Company was formed as a Delaware corporation and the Company's predecessor, an Ohio corporation, was merged into the Company solely for the purpose of effecting a change in domicile. In 1995, the Company formed its wholly owned subsidiary, Applied Innovation International Inc., a U.S. Virgin Islands corporation, to act as a foreign sales corporation to market the Company's products outside of the United States.

         The Company's executive offices and manufacturing facilities are located at 5800 Innovation Drive, Dublin, Ohio, 43016, telephone (614) 798-2000.

THE COMPANY'S MARKETS

         The Company's Data Communications Network (DCN) Products provide the data network used to support Operations Support Systems needed to monitor and maintain thousands of pieces of electronic equipment, or Network Elements, used by telecommunications service providers. Network Elements provide the switching, connections and support products required to transmit voice and data calls through one or more Central Offices. Telecommunications service providers continually upgrade and expand the equipment needed to provide service to their customers. As each piece of new equipment is installed, it is connected to the Company's data monitoring network that is used to report alarms, gather performance information, and to provide test access and equipment reprogramming for establishing and maintaining customer service. The Company's customers can use the Operations Support Systems to perform a variety of tasks that include: fault management, configuration management, performance management, security and inventory management.

         The Company is seeking to expand distribution for its DCN Products outside the United States. The Company has taken early steps to establish a local presence in China, which is rapidly becoming the world's biggest market for telecommunications equipment. The Company believes that countries currently building a telecommunications infrastructure will require centralized network management and the supporting data communications capability supplied by the DCN Products.

         Over the past year and a half the Company has focused on designing, developing and building its Access Products, which are Central Office compliant Internet access solutions designed to redirect data traffic from telephone company Central Office locations. Customers who utilize the Company's Access Products will be able to off-load Internet data traffic from congested voice traffic lines onto a data network, relieving communications lines originally designed to carry voice, not data. The Company's Access Products Group is solely focused on development of telecommunications solutions for Internet and Enterprise systems needs. The market for the Company's Access Products is comprised of the same telecommunications service providers the Company currently serves.

         The Company estimates that the Regional Bell Operating Companies (RBOCs) control approximately half of the estimated 20,000 telecommunications Central Office locations in the United States. The remaining locations are controlled by a few large firms like GTE, Sprint, AT&T, Worldcom, MCI and over 1,000 smaller independent firms. Because of their relative size, demand for product, and importance, the Company has concentrated its DCN Products marketing efforts on the larger telecommunications service providers. The Company has historically received a large percentage of its annual net sales from RBOCs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Each telecommunications service provider has a finite number of Central Office facilities which limit their total capacity for the Company's products. To the extent that the Company achieves significant penetration with the Company's products of any single customer's Central Office facilities, it cannot anticipate substantial additional sales of those existing products to the customer. Future domestic sales growth to these customers will depend on the development of new products and new releases of existing products. Sales growth will be derived from additional sales to other RBOCs, long distance phone companies and competitive access providers. See "Business - Business Risks - Risks Associated with Customer Concentration; Dependence on Telecommunications Industry."

PRODUCTS

DATA COMMUNICATIONS NETWORK (DCN) PRODUCTS
------------------------------------------

         The DCN Products, marketed as the AISwitch(TM) Series 180, connect multiple generations of telecommunications network equipment to computers that monitor, control and analyze field conditions. The AISwitch Series 180 incorporates the latest high speed microprocessor and programmable gate array technology to bridge the hardware and software gaps between old and new equipment. All vintages of equipment can be integrated with support systems. The AISwitch Series 180 provides productivity gains and cost savings at both the customer's Central Office and Operations Centers.

         Within a typical telecommunications service region, there may be as many as 10,000 Network Elements to interface with a variety of equipment using various communications protocols. Communications protocols are standards which describe the way in which data is transmitted between computer systems. Replacing existing equipment and updating it to conform to newer standards takes place on extended schedules of up to twenty years, with successive introductions of new technologies. For this reason, many of the Central Office and local site locations utilize multiple generations of equipment from different vendors, each with unique operating conditions. The Company's products offer one of the most comprehensive solutions available for connecting these dissimilar telecommunications elements.

         An unique capability of the AISwitch Series 180 and the Company's technical organization is the ability to engineer custom interfaces for telecommunications equipment produced by a variety of different manufacturers for telecommunications service providers. Each AISwitch Series 180 includes a wide variety of functions and options that are configured to fit client needs.

         The key to the AISwitch Series 180 integration capability is its flexible microprocessor controlled digital switching and protocol processing capabilities. The AISwitch Series 180 permits the use of industry-standard, open architecture network building blocks to more easily connect different computers, Network Elements and other intelligent Central Office equipment with one or more network destinations. The Company transforms a complex multi-vendor environment into an easily managed seamless network to increase the total efficiency of Operations, Administration, Maintenance and Provisioning (OAM&P) systems.

         Applied View(TM) is the Company's open standards management system. Applied View provides industry standard Simple Network Management Protocol
(SNMP) management of the OAM&P network, which connects Network Elements with Operations Support Systems. Because Applied View is based on Hewlett-Packard Company's Open View (TM) ("HP Open View(TM)), the same system can also monitor other data communications networks and systems. Applied View also provides a platform for Telecommunications Management Network (TMN), and Element Management Layer (EML). Applied View enables customers to make basic configuration changes to every AISwitch in their network from a single location. Applied View also provides centralized configuration backup and control, and automatically stores status, alias, destination and alarm events in the HP Open View(TM) database.

         The Company has licensed technology from Cisco Systems, Inc. ("Cisco") which allows the Company to integrate a Cisco router into the AISwitch. Cisco's routing technology is the most widely used and allows the AISwitch to work smoothly with the routing technology already in use by most of the Company's customers.

ACCESS PRODUCTS
---------------

         The Company's Access Products are designed to meet rigid Central Office standards, redirecting network congestion away from the overcrowded Central Office switches onto a data network connected directly to Internet Service Providers (ISPs). The Access Products will provide RBOCs, ISPs and Enterprise networks with cost-effective, scaleable data traffic management and enable them to deliver greater remote access reliability and capability to their end users. The Company's AI 4800 is currently available, while the AI5800 is currently expected to be released during the fourth quarter of 1998.

         The AI 4800 is a Central Office-based product that diverts Internet data traffic away from congested voice traffic lines. It provides a logical and direct route to a data network by moving modems to the originating Central Office. As a result, it provides low cost, dependable Internet access and moves data traffic from traditional voice lines to either a Frame Relay or Asynchronous Transfer Mode (ATM) Network. The AI 4800 also acts as an efficient remote access concentrator, off-loading both analog and digital data from voice networks. This same platform can be used to develop new offerings based on advanced services such as integrated data, voice and video, along with higher bandwidth technologies or high-speed wireless. It is anticipated that significant gains can be realized by transporting Internet access traffic on packet-switched versus circuit-switched networks.

         The AI 5800 is a larger follow-on Access Product than the AI 4800 and the typical system handles up to 624 modems per shelf, with up to 10 shelves per typical 6,240 modem system. Like the AI 4800, the AI 5800 is scaleable and expandable to fit customer needs. Further, the AI 5800 is upgradeable to handle voice over Internet Protocol (IP). Designed to fit into an existing infrastructure, the AI 5800 is configured with high port density to reduce the product's footprint, thus saving space costs. It is also designed to be in compliance with Bellcore's Network Equipment - Building Systems (NEBS), and is a fully scaleable and expandable system, providing a robust data traffic solution.

MANUFACTURING AND OPERATIONS

         The printed circuit boards of the Company's products are proprietary designs of the Company. Printed circuit boards and power supplies used in each of the Company's product families are manufactured by third parties on a contract basis and standard electronic components are purchased from a variety of vendors. The Company is not dependent upon any of these manufacturers for its printed circuit boards or parts inventory as there are alternative sources available. Schedules based on order backlog and favorable prices determine when and from whom components are purchased. The Company utilizes an automated inventory control system and a streamlined sales reporting and forecasting system.

         The printed circuit boards and components are sent to job shop assembly firms to provide assembly and wave soldering services. Final assembly and testing of the products is conducted in the Company's Dublin, Ohio production facility. Although some physical and electrical inspection of the printed circuit boards is performed at the off-site assembly houses, final quality control is accomplished at the Company's facility.

         The Company has made significant investments to attain quality assurance consistent with stringent industry standards. The Company utilizes sophisticated testing facilities for its products that are designed to simulate extreme temperature and natural disaster conditions in order to validate the integrity of these products in unforeseen circumstances so that service interruptions are avoided. The manufacturing and quality assurance programs that the Company utilizes are designed to be in compliance with NEBS, Generic Equipment Requirements and the International Standards Organization 9001 ("ISO 9001") guidelines.

SALES AND MARKETING

         The Company's products and services are sold primarily through its own sales force, except for an independent sales agent in Canada. The Company is exploring alternative distribution channels to allow sales of the Company's products to markets that are not easily accessible nor cost effective for its own sales force. In addition to the Dublin, Ohio headquarters, the Company maintains sales offices in Atlanta, Chicago, Dallas, Denver, New York, Raleigh and San Francisco.

         The Company's sales and marketing staff consists of a Senior Vice President of Sales and Marketing, Regional Sales Managers, District Sales Managers, Sales Engineers, Product Line Managers and an administrative staff. Sales leads are currently generated primarily through target marketing to telecommunications service providers, direct mail and trade shows. Sales leads are followed up by personal contact from the Company's marketing staff. If sufficient interest exists, an on-site visit may be scheduled for the purpose of making a sales presentation or actual demonstration of the product.

         The technical complexity of the Company's products and the relative large size of customers creates a long sales cycle for the Company's products. The technical nature of the products and Central Office environment also mandates a very technical sales force. The Company's sales force receives an incentive based compensation package where they are rewarded for increased levels of sales.

         The Company is seeking a strategic partner to leverage the expanded development of its Access Products, which includes the AI 4800 and AI 5800. The Company plans to initiate discussions with companies that have significant telecommunications industry expertise with demonstrated sales and marketing strengths.

RESEARCH AND DEVELOPMENT

         The Company's research and development activity is coordinated with product management to create product development teams which focus on customer requirements. The DCN team focuses on enhancing the AISwitch for its operations support role. The Access Products team focuses on creating products to help telecommunications service providers handle the burgeoning data traffic caused by the explosion of the Internet.

         Enhancements to the AISwitch(TM) are focused on increasing its capacity and adapting to the emerging Open Systems Interconnection (OSI) applications being driven into Network Elements by worldwide standardization efforts. At the same time, the AISwitch(TM) is being enhanced to accommodate older data communication standards in order to broaden its range of application. The DCN Products team consists of 50 engineers.

         The Access Products, represented by the AI 4800 and AI 5800, are strategic new developments which will expand the Company's technology into Frame Relay and ATM, emerging worldwide standards for carrying all types of communications. The AI 5800 required an increased development capability which was met by the establishment of the Research and Development Center in the Raleigh, North Carolina area, where several world-class telecommunications and data communication centers have attracted a pool of talented hardware and software engineers. The Access Products team consists of 48 engineers.

         The Company spent $12,897,072, $7,646,796, and $5,979,252 on
Company-sponsored research and development during the fiscal years ended December 31, 1997, 1996, and 1995, respectively. Research and development expenditures represented approximately 27.6%, 18.6%, and 16.6% of annual net sales in fiscal 1997, 1996, and 1995, respectively. The Company continues to expect to commit a substantial amount of resources and cash to its research and development efforts during 1998. See "Business - Business Risks - New Products and Rapid Technological Change; Need to Manage Product Transitions."

CUSTOMER SERVICE AND WARRANTY

         The Company offers its customers a variety of support services such as program management, training, detail engineering, installation and test and turn-up. Program managers interface between the Company and customers for installation of new products and service and upgrades of existing products. The program manager is also responsible for assuring that all possible circumstances are anticipated prior to certifying the system for full operation. Following installation, the program manager continues to monitor the customer's system to ensure proper satisfaction.

         The Company designs training programs to educate the customer's system administration, operations and maintenance personnel to operate the system. Classes are available, either on-site or at the Company's headquarters. Additional training is also offered to the customer during system upgrades and for new operations personnel.

         The Company's field service department provides custom design and installation services for telecommunications network equipment. The Company believes that its field service department complements and enhances the sale of its DCN Products.

         The AI Switch(TM) carries a one year warranty with guaranteed overnight factory replacement service for circuit boards or system modules in the event of equipment failure. In addition, for an additional charge, on-site spares are available for those customers who require immediate replacement. The Company also provides a 24-hour Service Hotline for instant access to the Company's field service and support departments. It also offers a toll-free 800 number.

         Warranty expense represented approximately 3.6%, 10.2%, and 1.7% of annual net sales in 1997, 1996, and 1995. Warranty expense increased in 1996 because of repair costs of units which the Company agreed to repair to avoid future product difficulties and to demonstrate the Company's quality assurance commitment to customers. See "Business - Business Risks - Risk of Product Defects."

COMPETITION

         There are numerous manufacturers of data communications equipment. Manufacturers of these products frequently specialize their products for specific applications and could enter the Company's target markets. Significant competition exists from several well-established companies having resources greatly superior to those of the Company as well as from relatively new but aggressive companies.

         Competition for the Company's DCN Products has traditionally come primarily from suppliers of telecommunications switching and transmission equipment. Lucent Technologies has a product line, Datakit, which competes directly with the Company's products when selling into the telecommunications industry. Competition also comes from other data communications suppliers, such as Cisco Systems, Inc., Dantel, Bay Networks, and Harris Corporation's Westronics division. In some cases, newer products or redesigned older products from these suppliers compete with the Company's products.

         Competition for the Company's Access Products also comes from suppliers of telecommunications equipment and data communications suppliers. Competitors include, but are not limited to, companies such as Lucent Technologies, Cisco Systems, Inc., and Northern Telecom. The Company is actively seeking a strategic partner to help market the Access Products. See "Business Business Risks - Competition."

PERSONNEL

         As of February 27, 1998, the Company had 258 full-time and part-time employees. The Company's employees are distributed among the following departments: Sales and Marketing (26); Research and Development (104); Customer Service (54); Manufacturing (46) and Operations (28). The Company anticipates that it will continue to increase the number of its employees as it grows.

BUSINESS RISKS

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for the year ended December 31, 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Risks Associated with Customer Concentration; Dependence on Telecommunications Industry. A significant portion of the Company's revenues in each fiscal quarter since inception has been derived from substantial orders placed by large organizations, such as the RBOCs. As a result, the Company's net sales often have been concentrated among a relatively small number of customers. In fiscal 1997, 1996, and 1995, net sales from the Company's five, three and four largest customers represented approximately 76%, 53%, and 67%, respectively, of the Company's total net sales. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. None of the Company's customers are contractually obligated to license or purchase additional products or services from the Company. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that have accounted for significant net sales in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. Furthermore, such customers are concentrated in the telecommunications industry. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company's products and services. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration and factors affecting capital spending in the telecommunications industry.

         Product Concentration. Revenue from the sale, service and support of the Company's AISwitch family of products has accounted for substantially all of the Company's net sales since inception. The Company believes that revenue from the sale, service and support of DCN Products will continue to account for substantially all of the Company's net sales in fiscal 1998. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of the AISwitch, improvements to the AISwitch framework and new and enhanced development tools and network operations support. There can be no assurance that the AISwitch will continue to achieve market acceptance or that the Company will be successful in developing, introducing or marketing improvements to the AISwitch framework or new or enhanced development tools and applications. The life cycles of the DCN Products, including development tools and applications, are difficult to estimate due in large part to the recent emergence of many of the Company's markets, the effect of future product enhancements and competition. A decline in the demand for the DCN Products as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

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

         Reliance on Suppliers. The Company purchases raw material and licenses technology from a number of domestic and foreign sources. The Company believes that currently there are acceptable alternatives to the suppliers of raw material and technology used in its products, with the exception of network routing products supplied by Cisco Systems, Inc. The Company currently purchases network routing products and licenses technology regarding the same from Cisco Systems, Inc. pursuant to a Technology Agreement. The term of the Technology Agreement expires on December 31, 1999 and automatically renews for one year periods, unless either party elects not to renew. Additionally, the Technology Agreement may be terminated by either party for any reason upon six months notice. The Company believes that its customers place a high value on the incorporation of network routing products and technology from Cisco Systems, Inc. into the Company's products. While the Company believes that it could obtain similar quality network routing products and technology from other vendors, the termination of the Technology Agreement could materially adversely affect the acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its existing cash, cash equivalents, cash to be generated from future operations, and funds which may be obtained from future financing activities will provide sufficient capital to meet the business needs of the Company. See "Management's Discussion and Analysis of Financial Condition and the Results of Operations - Liquidity and Capital Resources." The Company may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including more rapid expansion or acquisitions of complementary businesses or technologies, or to develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of unanticipated opportunities, develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures and the Company's business, operating results and financial condition could be materially adversely affected.

         Future Operating Results Uncertain. Although the Company has previously experienced growth in revenues and net income, the Company expects that historical growth rates are not sustainable and such growth rates should not be considered indicative of future growth, if any. There can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be profitable in any future period.

         Need for Strategic Partner for the Company's Access Products. Over the past year and a half the Company has been designing, developing and building its Access Products Group. Through December 31, 1997, the Company had spent approximately $7.4 million developing this line of products primarily funded through operating cash flow and cash reserves. The Company is currently seeking a strategic partner to fully develop this product opportunity, primarily for the sales and marketing of its Access Products. The Company's failure to locate a strategic partner for the Access Products Group could materially adversely affect the Company's ability to market and sell these products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Risk of Product Defects. Products as complex as those offered by the Company may contain defects or failures when introduced or when new versions or enhancements are released. The Company has in the past discovered defects in certain of its products. Although the Company has remedied all known material defects in its products, there can be no assurance that, despite testing by the Company and its customers, errors will not be found in existing or new products or releases, resulting in delay or loss of revenue, loss of market share or failure to achieve market acceptance or substantial warranty expenses. Any such occurrence could have a material adverse effect upon the Company's business, operating results and financial condition.

         Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have in the past and will in the future vary significantly depending on factors such as the timing of significant orders and shipments, capital spending patterns of the Company's customers, changes in pricing policies by the Company or its competitors, the lengthy sales cycle of the Company's products, increased competition, changes in operating expenses, personnel changes, demand for the Company's products, the number, timing and significance of new product and product enhancement announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, the mix of direct and indirect sales and general economic factors, among others. A significant portion of the Company's revenues have been, and will continue to be, derived from substantial orders placed by large organizations, such as the RBOCs, and the timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly net sales and operating results have been and will continue to be difficult to forecast. Revenues are also difficult to forecast because the Company's sales cycle, from initial evaluation to product shipment, varies substantially from customer to customer. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. The Company's expense levels are based, in part, on its expectations as to future revenue levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with net sales, net income (loss) may be disproportionately affected by a reduction in net sales. The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to an increase in capital expenditures by customers in certain quarters. Based upon all of the foregoing, the Company believes that quarterly net sales and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter, the Company's net sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

         Management of Growth. The Company has experienced a period of rapid sales and customer growth and an expansion in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations. This growth has resulted in new and increased responsibilities for management personnel and has placed and continues to place a significant strain upon the Company's management, operating and financial systems and resources. Although the Company believes that there are currently no existing material weaknesses, to accommodate recent growth and to compete effectively and manage future growth, if any, the Company will be required to continue to implement and improve operational, financial and management information systems, procedures and controls on a timely basis and in such a manner as is necessary to accommodate the increased number of transactions and customers and the increased size of the Company's operations. Management of future growth, if any, will also require that the Company continuously expand, train, motivate and manage its work force. These demands will require the addition of new management personnel. The Company's future success will depend to a significant extent on the ability of its current and future executive officers to operate effectively, both independently and as a group. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. Any failure to implement and improve the Company's operational, financial and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Anti-Takeover Provisions; Certain Provisions of Delaware Law; Certificate of Incorporation and By-Laws. Certain provisions of Delaware law, the Company's Certificate of Incorporation and By-Laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's By-Laws provide for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. Additionally, the directors, executive officers and existing principal stockholders of the Company and their affiliates collectively own approximately 43.1% of the outstanding the Company's Common Stock. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

         Concentration of Stock Ownership. The present directors, executive officers and principal stockholders of the Company and their affiliates beneficially own approximately 43.1% of the outstanding shares of the Company's Common Stock. In particular, Gerard B. Moersdorf, Jr. and his spouse own approximately 41.5% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

ITEM 2.  PROPERTIES.
         -----------

         The Company headquarters is a 115,000 square foot modern corporate office and manufacturing facility in Dublin, Ohio. All of the Company's manufacturing, administrative and research and development activities for the DCN Products and a substantial portion of its marketing activities are conducted at this location. The Company owns the building and the approximately 33 acres of land on which it is situated.

         The Company leases approximately 24,000 square feet of office space in Morrisville, North Carolina, used primarily for research and development activities for the Access Products. The lease for the Morrisville facility commenced in February 1997 and has a five year term.

ITEM 3.  LEGAL PROCEEDINGS.
         ------------------

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ----------------------------------------------------------------------

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


                         1997                             1996
                         ----                             ----
                  High           Low               High          Low
----------------------------------------------------------------------
Q1                $6.50         $4.38             $13           $8
----------------------------------------------------------------------
Q2                $6.38         $3.25             $14           $8.25
----------------------------------------------------------------------
Q3                $4.75         $3.75             $10.875       $7.875
----------------------------------------------------------------------
Q4                $8.13         $4.13             $10.125       $5.75
----------------------------------------------------------------------

          At March 6, 1998, the Company had 801 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA.
         ------------------------

          The information required by this item is included under the caption "Financial Highlights" in the Company's Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

          The information required by this item is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         -----------------------------------------------------------

          None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

          The information required by this item is included under the caption "Consolidated Financial Statements" in the Company's Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

          The information appearing under the caption "ELECTION OF DIRECTORS" on pages 4 through 11 of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on April 23, 1998 (the "Proxy Statement"), and the information appearing under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 18 of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

          The information appearing in the Proxy Statement under the caption "ELECTION OF DIRECTORS - Executive Compensation" on pages 7 and 11 of the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

          The information appearing in the Proxy Statement under the caption "OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS" on page 2, and under the caption "SECURITY OWNERSHIP OF MANAGEMENT" on page 3 of the Proxy Statement, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

          The information appearing in the Proxy Statement under the caption "ELECTION OF DIRECTORS - Related Party Transactions" on page 10 is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K.
          ---------------------------------------  ------------------------

(a)(1)    The following documents are filed as part of this report:

          Consolidated Balance Sheets as of December 31, 1997 and 1996

          Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995

          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

          Notes to Consolidated Financial Statements

(a)(2) No schedules are included because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(a)(3) Exhibits:  The following exhibits are filed as part of this report:

   EXHIBIT NO.                                        DESCRIPTION
          PAGE
         3.1       Certificate of Incorporation of the Company..................................................(1)

         3.2      By-laws of the Company, as amended............................................................(1)

         10.1     Company's Amended and Restated 1986 Incentive Stock
                  Option Plan, including form of Stock Option Agreement........................................(1)*

         10.2     Company's 1986 Amended and Restated Non-Statutory
                  Stock Option Plan, including form of Stock Option Agreement..................................(1)*

         10.3     Form of Confidentiality, Assignment and Non-Competition
                  Agreement between the Company and employee officers..........................................(1)*

         10.4     Technology Agreement, dated November 12, 1996, between
                  the Company and Cisco Systems, Inc............................................................(5)

         10.5A    Letter Agreement between the Company and William H. Largent regarding employment.........................................................................(5)*

         10.5B    Employment Agreement between the Company and William H. Largent..............................(5)*

         10.6     Letter Agreement between the Company and
                  John M. Spiegel re: employment...............................................................(1)*

         10.7     Employment Agreement between the Company and
                  William J. Mrukowski.........................................................................(5)*

         10.8     Form of Indemnification Agreement between the Company
                  and officers and directors...................................................................(2)*

         10.9     Schedule of Indemnification Agreements.......................................................(2)*

         10.10    Omitted

         10.11    Omitted

         10.12    Omitted

         10.13    Company's 1996 Stock Option Plan.............................................................(4)*

         11       Statement re: computation of earnings per share...............................................(5)

         13       Portions of the Annual Report to Stockholders.................................................(5)

         23.1     Consent of KPMG Peat Marwick LLP..............................................................(5)

         24       Powers of Attorney............................................................................(5)

         27       Financial Data Schedule.......................................................................(5)

         --------------------
         (1) Previously filed with the same exhibit number with the Company's Form 10-SB filed March 10, 1993 and incorporated herein by reference.
         (2) Previously filed with the same exhibit number with the Company's Form 10-KSB filed March 31, 1994 and incorporated herein by reference.
         (3) Previously filed with the same exhibit number with the Company's Form 10-K filed March 31, 1995 and incorporated herein by reference.
         (4) Previously filed with the same exhibit number with the Company's Form 10-K filed March 31, 1996 and incorporated herein by reference.
         (5)      Filed herewith.
         * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b)      No reports on Form 8-K were filed in the fourth quarter of 1997.

(c)      Exhibits - The exhibits to this report follow the signature page.

(d)      Financial Statement Schedules - None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APPLIED INNOVATION INC.


Date: March 27, 1998                     By: /s/ Gerard B. Moersdorf, Jr.
                                            -------------------------------
                                            Gerard B. Moersdorf, Jr., Chairman,
                                             President and Treasurer

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

         SIGNATURE                                   TITLE                                   DATE
         ---------                                   -----                                   ----
/s/ Gerard B. Moersdorf, Jr.                Chairman, President                         March 27, 1998
------------------------------              and Treasurer (Principal Executive
Gerard B. Moersdorf, Jr.                    Officer)

/s/ William H. Largent                      Senior Vice President of                    March 27, 1998
------------------------------              Operations and Chief Financial
William H. Largent                          Officer (Principal Financial
                                            Officer)

/s/ John M. Spiegel                         Controller                                  March 27, 1998
------------------------------              (Principal Accounting Officer)
John M. Spiegel

*James H. Blough
------------------------------
James H. Blough                             Director                                    March 27, 1998

*Curtis A. Loveland
------------------------------
Curtis A. Loveland                          Director                                    March 27, 1998

*Gerard B. Moersdorf, Sr.
------------------------------
Gerard B. Moersdorf, Sr.                    Director                                    March 27, 1998

*Richard W. Oliver
------------------------------
Richard W. Oliver                           Director                                    March 27, 1998

*Thomas W. Huseby
------------------------------
Thomas W. Huseby                            Director                                    March 27, 1998

*Alexander B. Trevor
------------------------------
Alexander B. Trevor                         Director                                    March 27, 1998



*By: /s/ Gerard B. Moersdorf, Jr.
    -----------------------------
    Gerard B. Moersdorf, Jr.
    (Attorney-in-Fact)

                                                  Applied Innovation Inc.
                                                  Form 10-K Exhibit Index

   EXHIBIT NO.                                        DESCRIPTION
          PAGE
         3.1      Certificate of Incorporation of the Company...................................................(1)

         3.2      By-laws of the Company, as amended............................................................(1)

         10.1     Company's Amended and Restated 1986 Incentive Stock
                  Option Plan, including form of Stock Option Agreement........................................(1)*

         10.2     Company's 1986 Amended and Restated Non-Statutory
                  Stock Option Plan, including form of Stock Option Agreement..................................(1)*

         10.3     Form of Confidentiality, Assignment and Non-Competition
                  Agreement between the Company and employee officers..........................................(1)*

         10.4     Technology Agreement, dated November 12, 1996, between
                  the Company and Cisco Systems, Inc............................................................(5)

         10.5A    Letter Agreement between the Company and William H. Largent regarding employment.........................................................................(5)*

         10.5B    Employment Agreement between the Company and William H. Largent..............................(5)*

         10.6     Letter Agreement between the Company and
                  John M. Spiegel re: employment...............................................................(1)*

         10.7     Employment Agreement between the Company and
                  William J. Mrukowski.........................................................................(5)*

         10.8     Form of Indemnification Agreement between the Company
                  and officers and directors...................................................................(2)*

         10.9     Schedule of Indemnification Agreements.......................................................(2)*

         10.10    Omitted

         10.11    Omitted

         10.12    Omitted

         10.13    Company's 1996 Stock Option Plan.............................................................(4)*

         11       Statement re: computation of earnings per share...............................................(5)

         13       Portions of the Annual Report to Stockholders.................................................(5)

         23.1     Consent of KPMG Peat Marwick LLP..............................................................(5)

         24       Powers of Attorney............................................................................(5)

         27       Financial Data Schedule.......................................................................(5)

         --------------------
         (1) Previously filed with the same exhibit number with the Company's Form 10-SB filed March 10, 1993 and incorporated herein by reference.
         (2) Previously filed with the same exhibit number with the Company's Form 10-KSB filed March 31, 1994 and incorporated herein by reference.
         (3) Previously filed with the same exhibit number with the Company's Form 10-K filed March 31, 1995 and incorporated herein by reference.
         (4) Previously filed with the same exhibit number with the Company's Form 10-K filed March 31, 1996 and incorporated herein by reference.
         (5)      Filed herewith.
         * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.