Form 10-Q
period 1998-03-31
APPLIED INNOVATION INC
filed 1998-05-13
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

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

As of  May 4, 1998 there were 15,790,832 shares of common stock outstanding.

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

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             March 31, 1998 (unaudited) and December 31, 1997                            3

         Condensed Consolidated Statements of Operations for the
             three months ended March 31, 1998 and 1997 (unaudited)                      4

         Condensed Consolidated Statement of Stockholders' Equity
             for the three months ended March 31, 1998 (unaudited)                       5

         Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 1998 and 1997 (unaudited)                            6

         Note to Financial Statements (unaudited)                                        7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                           8 - 10

Item 3. Quantitative and Qualitative Disclosure About Market Risk                        10

Part II. Other Information
--------------------------

Items 1 - 5                                                                              11

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                                    11

         (b) Reports on Form 8-K - None

Signatures                                                                               12

                                 APPLIED INNOVATION INC.
                          Condensed Consolidated Balance Sheets
                                          Assets
                                          ------
                                                         (Unaudited)
                                                        March 31, 1998    December 31, 1997
                                                        --------------    -----------------
Current assets:
   Cash                                                   $10,792,310        $ 8,195,156
   Accounts receivable, net of allowance                    8,421,297         11,944,692
   Inventory                                                3,690,003          3,176,299
   Prepaid expenses                                           197,352            298,361
   Deferred income taxes                                    1,110,000          1,145,000
                                                          -----------        -----------

         Total current assets                              24,210,962         24,759,508

Property, plant and equipment - net                        12,383,171         12,833,943

Other assets                                                  126,871            114,097
                                                          -----------        -----------

   Total Assets                                           $36,721,004        $37,707,548
                                                          ===========        ===========

                           Liabilities and Stockholders' Equity
                           ------------------------------------

                                                        March 31, 1998    December 31, 1997
                                                        --------------    -----------------
Current liabilities:
   Accounts payable                                       $ 2,441,588        $ 3,365,815
   Accrued expenses                                         2,512,100          2,583,426
   Accrued warranty expenses                                2,280,800          2,155,325
                                                          -----------        -----------

         Total current liabilities                          7,234,488          8,104,566
                                                          -----------        -----------

Deferred income taxes                                         200,000            200,000
                                                          -----------        -----------

Stockholders' equity:
   Common stock; $.01 par value; 30,000,000 shares
     authorized; 15,790,832 shares issued and
     outstanding in 1998; 15,772,832 shares issued
     and outstanding in 1997                                  157,908            157,908
   Additional paid-in capital                               8,407,058          8,407,058
   Retained earnings                                       20,721,550         20,838,016
                                                          -----------        -----------

                                                           29,286,516         29,402,982
                                                          -----------        -----------

   Total Liabilities and Stockholders' Equity             $36,721,004        $37,707,548
                                                          ===========        ===========

     See accompanyuing note to condensed consolidated financial statements.

                                APPLIED INNOVATION INC.
              Condensed Consolidated Statements of Operations (Unaudited)
                                                        Three months ended March 31,
                                                        ----------------------------
                                                          1998                1997
                                                       -----------         -----------
Net sales                                              $11,517,749         $ 8,409,853

Cost of sales                                            4,864,367           3,638,958
                                                       -----------         -----------

Gross profit                                             6,653,382           4,770,895

Operating expenses:
   Research and development expenses                     3,339,010           3,158,974
   Selling, general and administrative expenses          3,598,785           2,616,796
                                                       -----------         -----------

Loss from operations                                      (284,413)         (1,004,875)

Other income                                               107,947             163,644
                                                       -----------         -----------


Loss before income taxes                                  (176,466)           (841,231)

Income taxes                                               (60,000)           (312,611)
                                                       -----------         -----------

Net loss                                               $  (116,466)        $  (528,620)
                                                       ===========         ===========

Basic and diluted net loss per share                   $     (0.01)        $     (0.03)
                                                       ===========         ===========

Weighted average number of shares
   outstanding - basic and diluted                      15,790,832          15,772,832
                                                       ===========         ===========

     See accompanyuing note to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.
      Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                        Three Months Ended March 31, 1998


                                 Common Stock
                             ---------------------
                               Number               Additional
                                 of                  Paid-in      Retained
                               Shares      Amount    Capital      Earnings
                             ----------   --------  ----------   -----------

Balance January 1, 1998      15,790,832   $157,908  $8,407,058   $20,838,016

Net loss for the period              --         --          --      (116,466)
                             ----------   --------  ----------   -----------

Balance - March 31, 1998     15,790,832   $157,908  $8,407,058   $20,721,550
                             ==========   ========  ==========   ===========

      See accompanying note to condensed consolidated financial statements.

                                         APPLIED INNOVATION INC.
                       Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                                         Three Months Ended March 31,
                                                                       -------------------------------
                                                                          1998                1997
                                                                       -----------         -----------
Cash flows from operating activities:
   Net loss                                                            $  (116,466)        $  (528,620)
   Adjustments to reconcile net loss to net cash
      provided by operating activities
         Depreciation                                                      755,770             476,505
         Gain on sale of assets                                             (4,458)                 --
         Provision for deferred income taxes                                35,000              93,505
         Provision for deferred compensation                                    --               9,644
         Effects of change in operating assets and liabilities:
             Accounts receivable                                         3,523,395             768,055
             Inventory                                                    (513,704)           (412,996)
             Income taxes                                                       --            (200,504)
             Prepaid expenses                                              101,009              78,738
             Other assets                                                  (12,774)            (25,587)
             Accounts payable                                             (924,227)          1,065,770
             Accrued expenses                                              (25,633)           (524,628)
             Deferred revenue                                               79,782             234,255
                                                                       -----------         -----------

         Net cash provided by operating activities                       2,897,694           1,034,137
                                                                       -----------         -----------

Cash flows from investing activities:
   Purchases of property and equipment                                    (326,540)         (1,382,534)
   Proceeds from sale of assets                                             26,000                  --
                                                                       -----------         -----------

         Net cash used by investing activities                            (300,540)         (1,382,534)
                                                                       -----------         -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                       --               5,125
                                                                       -----------         -----------

         Net cash provided by financing activities                              --               5,125
                                                                       -----------         -----------

Increase(decrease) in cash and cash equivalents                          2,597,154            (343,272)

Cash and cash equivalents - beginning of period                          8,195,156          12,278,092
                                                                       -----------         -----------

Cash and cash equivalents - end of period                              $10,792,310         $11,934,820
                                                                       ===========         ===========

      See accompanying note to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.

         Note to Condensed Consolidated Financial Statements (unaudited)


1. Basis of presentation - The condensed consolidated balance sheet as of March 31, 1998, the condensed consolidated statements of operations for the three months ended March 31, 1998 and 1997, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 1998, and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results for the full year.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF THE FIRST QUARTER ENDED MARCH 31, 1998 VS. FIRST QUARTER ENDED MARCH 31, 1997

Net sales for the first quarter of 1998 were $11,518,000, an increase of 37% from net sales of $8,410,000 for the first quarter of 1997. The increase in net sales is attributable to a higher number of units sold. The Company's concentration of sales to Regional Bell Operating Companies (RBOC's) and long distance phone companies results in a small number of customers who represent substantial portions of net sales. For the first three months of 1998, sales to four companies comprised 60% of net sales. Each of these four customers contributed between 11% and 18% of net sales.

Gross profit as a percentage of net sales was 58% for the first quarter of 1998, versus 57% for the same period in 1997. The increase in gross profit as a percentage of net sales was due to higher production volumes. The Company anticipates that the gross margin percentage for 1998 will be comparable to the full year of 1997.

Research and development (R&D) expenses increased 6% to $3,339,000 for the first quarter of 1998, from $3,159,000 for the same period in 1997. R&D expenses decreased as a percentage of net sales to 29% for the first quarter of 1998, from 38% for the first quarter of 1997. R&D expenses for the Access Products Group were $2,099,000 for the first quarter of 1998 compared to $1,104,000 for the first quarter of the prior year. The Company anticipates that R&D expenses in the second quarter of 1998 will be higher than the first quarter and that the actual dollars expended on R&D in 1998 will be higher than in 1997 to support its existing product lines and the development of the Internet access products.

Selling, general and administrative expenses (SG&A) increased to $3,599,000 in the first quarter of 1998, from $2,617,000 for the same period in 1997. As a percentage of net sales SG&A remained constant at 31% for the first quarters of 1998 and 1997. SG&A expenses increased $982,000 over the same period last year and $333,000 of the increase was attributable to additional employment expenses for administrative personnel to support current operations and increased sales, marketing and product management personnel to support planned growth. Other significant increases in SG&A were for commissions due on the sale of products containing licensed technology ($86,000), sales commissions ($119,000), depreciation ($77,000), customer seminars ($111,000), and utilities ($148,000). The Company anticipates that SG&A expenses in the second quarter of 1998 will be generally consistent with the first quarter. To support continued growth, the Company expects additional increases in sales and general administrative personnel and related costs during 1998.

As a result of the above factors, the Company reported a loss from operations of $284,000 in the first quarter of 1998 versus a loss from operations of $1,005,000 for the first quarter of 1997. Loss from operations represents 2% and 12% of net sales in 1998 and 1997, respectively.

The Company's effective income tax rate was 34% for the quarter ended March 31, 1998, versus an effective rate of 37% for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $2,597,000 during the first three months of 1998 to $10,792,000 at March 31, 1998. Operating activities provided $2,898,000 in cash. During the same period in 1997, cash decreased by $343,000 to $11,935,000 at March 31, 1997.

Net working capital was $16,976,000 at March 31, 1998, compared to $16,655,000 at December 31, 1997. Current ratios on those dates were 3.3:1 and 3.1:1, respectively. The Company had no long-term debt at March 31, 1998 or December 31, 1997.

Net capital expenditures were $327,000 for the first quarter of 1998 and $1,383,000 for the same period in 1997. A facility was opened in North Carolina in the first quarter of 1997 which required capital expenditures for leasehold improvements and office equipment and furnishings. The Company also purchased approximately five acres of land adjacent to its headquarters in Dublin, Ohio for $179,000 in the first quarter of 1997.

The Company has greatly increased its investment in the development of Internet access products. The Company is actively seeking a strategic partner to assist in the expanded development of its Internet access products. Depending on the success of the search and the structure of any subsequent agreement, the Company may realize an inflow of capital.

The Company believes that its existing cash, cash equivalents, cash to be generated from future operations, and funds which may be obtained from future financing activities will provide sufficient capital to meet the business needs of the Company through the end of 1998.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing statements in this Management's Discussion and Analysis include forward-looking statements concerning future gross margins (second paragraph), R&D expenses (third paragraph), SG&A expenses (fourth paragraph), strategic partnering (tenth paragraph), and capital resources (eleventh paragraph), all of which involve risks and uncertainties. The Company's actual experience may differ materially from that projected above. Factors that might cause the Company's present expectations to not materialize or to change include, but are not limited to, changes in customer needs, demands and buying patterns for telecommunications equipment; the timely development of new products and product upgrades and the market's acceptance of such products; technological changes affecting telecommunications equipment and software; changes in product warranty experience; competitive pressures from companies with substantially greater resources; the ability of the Company to hire additional technical personnel for new product development; the Company's ability to manage its planned new product development; and other factors discussed in the Company's prior filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1997.

Item 3. Quantitative and Qualitative Disclosure About Market Risk - inapplicable

Part II.  Other Information
---------------------------

Items 1-5.   Inapplicable

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits

                             APPLIED INNOVATION INC.
                                   Exhibit 11
              Statement Regarding Computation of Net Loss Per Share
               For the three months ended March 31, 1998 and 1997


                                                   1998              1997
                                                (Unaudited)       (Unaudited)
                                                -----------       -----------

Weighted average number of common
    shares outstanding - used for
    computation of basic net loss
    per share                                    15,790,832        15,772,832

Add net shares issuable pursuant to stock
    option plans less shares assumed
    repurchased at the average market price               0                 0
                                                -----------       -----------

Number of shares for computation of
    diluted net loss per share                   15,790,832        15,772,832
                                                ===========       ===========

Net loss for basic and diluted
    loss per share                              $  (116,466)      $  (528,620)
                                                ===========       ===========

Basic net loss per share                        $      (.01)      $      (.03)
                                                ===========       ===========

Diluted net loss per share                      $      (.01)      $      (.03)
                                                ===========       ===========

             Exhibit 27 - Financial Data Schedule

             (b) Reports on Form 8-K - None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       APPLIED INNOVATION INC.
                                       (Registrant)

May 6, 1998                            /s/ Gerard B. Moersdorf, Jr.
-----------                            ---------------------------------------
Date                                   Gerard B. Moersdorf, Jr.
                                       Chairman of the Board, President, Chief
                                       Executive Officer, and Treasurer
                                       (Principal Executive/Financial Officer)

May 6, 1998                            /s/  William H. Largent
-----------                            ---------------------------------------
Date                                   William H. Largent
                                       Senior Vice President - Operations
                                       and Chief Financial Officer
                                       (Chief Financial Officer)

May 6, 1998                            /s/ John M. Spiegel
-----------                            ---------------------------------------
Date                                   John M. Spiegel
                                       Controller
                                       (Principal Accounting Officer)