Form 10-Q
period 1998-06-30
APPLIED INNOVATION INC
filed 1998-08-11
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

As of  August 6, 1998 there were 15,818,632 shares of common stock outstanding.

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

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             June 30, 1998 (Unaudited) and December 31, 1997                      3

         Condensed Consolidated Statements of Operations for the three and six
             months ended June 30, 1998 and 1997 (Unaudited)                      4

         Condensed Consolidated Statement of Stockholders' Equity
             for the six months ended June 30, 1998 (Unaudited)                   5

         Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 1998 and 1997 (Unaudited)                  6

         Note to Condensed Consolidated Financial Statements (Unaudited)          7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     8-10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk               10

Part II. Other Information
--------------------------

Items 1 - 5                                                                      11

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                            12

         (b) Reports on Form 8-K - None

Signatures                                                                       13

                                      APPLIED INNOVATION INC.
                               Condensed Consolidated Balance Sheets
                                               Assets
                                               ------
                                                                 (Unaudited)
                                                                June 30, 1998    December 31, 1997
                                                                -------------    -----------------
Current assets:
   Cash and cash equivalents                                     $11,036,955        $ 8,195,156
   Accounts receivable, net of allowance                           9,697,808         11,944,692
   Inventory                                                       3,358,669          3,176,299
   Prepaid expenses                                                  103,539            298,362
   Deferred income taxes                                           1,220,000          1,145,000
                                                                 -----------        -----------

         Total current assets                                     25,416,971         24,759,509

Property, plant and equipment - net                               12,034,360         12,833,943

Other assets                                                         122,418            114,096
                                                                 -----------        -----------

         Total Assets                                            $37,573,749        $37,707,548
                                                                 ===========        ===========


                                Liabilities and Stockholders' Equity
                                ------------------------------------

                                                                June 30, 1998    December 31, 1997
                                                                -------------    -----------------

Current liabilities:
   Accounts payable                                              $ 2,700,845        $ 3,365,815
   Accrued expenses                                                2,573,755          2,583,426
   Accrued warranty expenses                                       2,585,606          2,155,325
                                                                 -----------        -----------

         Total current liabilities                                 7,860,206          8,104,566
                                                                 -----------        -----------

   Deferred income taxes                                             120,000            200,000
                                                                 -----------        -----------

Stockholders' equity:
   Common stock; $.01 par value; 30,000,000 shares
     authorized; 15,813,882 shares issued and outstanding
     in June, 1998; 15,790,832 shares issued and
     outstanding in December, 1997                                   158,139            157,908
   Additional paid-in capital                                      8,427,565          8,407,058
   Retained earnings                                              21,007,839         20,838,016
                                                                 -----------        -----------

                                                                  29,593,543         29,402,982
                                                                 -----------        -----------

         Total Liabilities and Stockholders' Equity              $37,573,749        $37,707,548
                                                                 ===========        ===========

      See accompanying note to condensed consolidated financial statements.

                                          APPLIED INNOVATION INC.
                        Condensed Consolidated Statements of Operations (Unaudited)
                                             Three months ended June 30,       Six months ended June 30,
                                             ------------------------------------------------------------
                                                1998            1997            1998             1997
                                             -----------     -----------     -----------      -----------
Sales                                        $14,783,826     $12,233,673     $26,301,575      $20,643,526

Cost of sales                                  6,512,403       5,513,598      11,376,770        9,152,556
                                             -----------     -----------     -----------      -----------

Gross profit                                   8,271,423       6,720,075      14,924,805       11,490,970

Operating expenses:
   Research and development                    3,948,475       2,678,750       7,287,485        5,837,724
   Selling, general, and administrative        4,053,012       3,930,685       7,651,797        6,547,481
                                             -----------     -----------     -----------      -----------

      Income (loss) from operations              269,936         110,640         (14,477)        (894,235)

Other income                                     164,353         133,008         272,300          296,652
                                             -----------     -----------     -----------      -----------

Income (loss) before income taxes                434,289         243,648         257,823         (597,583)

Income taxes                                     148,000          90,763          88,000         (221,848)
                                             -----------     -----------     -----------      -----------

Net income (loss)                            $   286,289     $   152,885     $   169,823      $  (375,735)
                                             ===========     ===========     ===========      ===========

Basic earnings (loss) per share              $      0.02     $      0.01     $      0.01      $     (0.02)
                                             ===========     ===========     ===========      ===========

Diluted earnings (loss) per share            $      0.02     $      0.01     $      0.01      $     (0.02)
                                             ===========     ===========     ===========      ===========

Weighted average shares outstanding
   for basic earnings (loss) per share        15,802,357      15,790,832      15,796,595       15,781,832
                                             ===========     ===========     ===========      ===========

Weighted average shares outstanding
   for diluted earnings (loss) per share      16,212,409      15,874,173      16,038,542       15,781,832
                                             ===========     ===========     ===========      ===========

      See accompanying note to condensed consolidated financial statements.

                                               APPLIED INNOVATION INC.
                        Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
                                       Six Months Ended June 30, 1998 and 1997
                                           Common Stock
                                    --------------------------
                                      Number                          Additional
                                        of                              Paid-in         Deferred          Retained
                                      Shares           Amount           Capital       Compensation        Earnings
                                    ----------        --------        ----------      ------------       -----------
Balance January 1, 1998             15,790,832        $157,908        $8,407,058        $     --         $20,838,016

Stock options exercised                 23,050             231            19,793              --                  --

Tax benefit associated with
   exercise of stock options                --              --               714              --                  --

Net income for the period                   --              --                --              --             169,823
                                    ----------        --------        ----------        --------         -----------

Balance - June 30, 1998             15,813,882        $158,139        $8,427,565        $     --         $21,007,839
                                    ==========        ========        ==========        ========         ===========



Balance - January 1, 1997           15,764,632        $157,646        $8,360,502        $(51,501)        $21,475,211

Stock options exercised                 26,200             262            16,863              --                  --

Tax benefit associated with
   exercise of stock options                --              --            29,693              --                  --

Amortization of deferred
   compensation                             --              --                --          19,288                  --

Net loss for the period                     --              --                --              --            (375,735)
                                    ----------        --------        ----------        --------         -----------

Balance - June  30, 1997            15,790,832        $157,908        $8,407,058        $(32,213)        $21,099,476
                                    ==========        ========        ==========        ========         ===========

      See accompanying note to condensed consolidated financial statements.

                                        APPLIED INNOVATION INC.
                      Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                                          Six Months Ended June 30,
                                                                       -------------------------------
                                                                          1998                 1997
                                                                       -----------         -----------
Cash flows from operating activities:
   Net income (loss)                                                   $   169,823         $  (375,735)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation                                                    1,478,552             992,847
         Gain on sale of assets                                             (7,368)                 --
         Provision for deferred income taxes                              (155,000)             25,157
         Provision for deferred compensation                                    --              19,288
         Effects of change in operating assets and liabilities:
             Accounts receivable                                         2,246,884          (2,689,961)
             Inventory                                                    (182,370)           (518,925)
             Income taxes                                                       --            (139,085)
             Prepaid expenses                                              194,823              86,376
             Other assets                                                   (8,322)            (15,337)
             Accounts payable                                             (664,970)          1,460,009
             Accrued expenses                                              420,610            (203,173)
                                                                       -----------         -----------

         Net cash provided (used) by operating activities                3,492,662          (1,358,539)
                                                                       -----------         -----------


Cash flows from investing activities:
   Purchases of property and equipment                                    (700,511)         (2,326,644)
   Proceeds from sale of assets                                             28,910                  --
                                                                       -----------         -----------

         Net cash used by investing activities                            (671,601)         (2,326,644)
                                                                       -----------         -----------


Cash flows from financing activities:
   Proceeds from issuance of common stock                                   20,024              17,125
   Tax benefit associated with exercise of stock options                       714              29,693
                                                                       -----------         -----------

         Net cash provided by financing activities                          20,738              46,818
                                                                       -----------         -----------


Increase (decrease) in cash and cash equivalents                         2,841,799          (3,638,365)

Cash and cash equivalents - beginning of period                          8,195,156          12,278,092
                                                                       -----------         -----------

Cash and cash equivalents - end of period                              $11,036,955         $ 8,639,727
                                                                       ===========         ===========

      See accompanying note to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.

         Note to Condensed Consolidated Financial Statements (Unaudited)


1. Basis of presentation - The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1998, and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 annual report on Form 10-K. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results for the full year.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 VS. SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997

Net sales for the second quarter of 1998 were $14,784,000, an increase of 21% from net sales of $12,234,000 for the second quarter of 1997. Year-to-date net sales for 1998 is up 27% over 1997. This increase is attributable to a higher number of systems sold. Net sales for the second quarter of 1998 include the first shipment of the AI4800 product offering designed by the Company's Access Products Group. Sales in the Data Communications Network (DCN) Products Group accounted for 97% of the second quarter sales with 3% of the sales from the Access Products Group. Because of the Company's concentration of sales to Regional Bell Operating Companies (RBOC's) and long distance phone companies, a small number of customers have represented substantial portions of net sales. For the first six months of 1998, sales to four companies comprised 63% of net sales. Each of the four customers contributed between 15% and 16% of net sales. The Company sells to all of the RBOC's.

Gross profit as a percentage of revenue was 56% for the second quarter of 1998 versus 55% for the same period in 1997. Year-to-date gross profit percentages were 57% and 56% for 1998 and 1997, respectively. The increase in gross profit as a percentage of revenue for the first six months was a result of higher production volumes. The Company anticipates that the gross margin percentage for 1998 will be comparable to the full year of 1997.

Research and development (R&D) expenses increased 47% to $3,948,000 for the second quarter of 1998 from $2,679,000 for the same period in 1997. R&D increased as a percentage of net sales to 27% from 22%. Year-to-date R&D expenses were $7,287,000 for 1998 and $5,838,000 for 1997. As a percentage of net sales, this represents 28% for 1998 and 1997. R&D expenses for the Access Products Group were $4,630,000 for the first six months of 1998 compared to $2,516,000 for the first six months of the prior year. The Company anticipates that R&D expenses in the third quarter of 1998 will be higher than in 1997 to support its existing product lines and the development of the Internet access products.

Selling, general and administrative expenses (SG&A) increased to $4,053,000 in the second quarter of 1998 from $3,931,000 in 1997. As a percentage of net sales, this represents 27% in 1998 and 32% in 1997. Year-to-date SG&A was $7,652,000 for 1998 and $6,547,000 for 1997 and represented 29% of net sales in 1998 and 32% in 1997. SG&A expenses increased $1,104,000 for the six months ended June 30, 1998 over the same period last year and $650,000 of the increase was attributable to additional employment expenses for administrative personnel to support current operations and increased sales, marketing and product management personnel to support planned growth. Other significant increases in SG&A were for sales commissions ($117,000), depreciation ($169,000), and commissions due on the sale of products containing licensed technology ($79,000). To support continued growth, the Company expects additional increases in sales and general administrative personnel and related costs during 1998.

As a result of the above factors, income from operations increased to $270,000 in the second quarter of 1998 from $111,000 in the second quarter of 1997. Second quarter income from operations represents 2% and 1% of net sales in 1998 and 1997, respectively. Year-to-date results of operations was a loss of $14,000 for 1998 versus a loss of $894,000 in 1997. Year-to-date loss from operations represents less than 1% of net sales in 1998 and 4% in 1997.

The Company's effective income tax rate was 34% for the current quarter versus an effective rate of 37% for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $2,842,000 during the first six months of 1998 to $11,037,000 at June 30, 1998. Operating activities produced $3,493,000 in cash. During the same period in 1997, cash decreased by $3,638,000 to $8,640,000 at June 30, 1997.

Net working capital was $17,557,000 at June 30, 1998 compared to $16,655,000 at December 31, 1997. Current ratios on those dates were 3.2:1 and 3.1:1, respectively. The Company had no long-term debt at June 30, 1998 or December 31, 1997.

Net capital expenditures were $701,000 for the first half of 1998 and $2,327,000 for the same period in 1997. A facility was opened in North Carolina in the first quarter of 1997, which required capital expenditures for leasehold improvements and office equipment and furnishings.

The Company has greatly increased its investment in the development of Internet access products. The Company is actively seeking a strategic partner to assist in the expanded development of its Internet access products. The Company has retained the investment banking firm of Dain Rauscher Wessels, a division of Dain Rauscher Incorporated, to assist the Company with the search. Depending on the success of the search and the structure of any subsequent agreement, the Company may realize an inflow of capital.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk - inapplicable

Part II.  Other Information
---------------------------

Items 1 - 3.      Inapplicable

Item 4.           Submission of Matters to a Vote of Security Holders

(a) Applied Innovation Inc. held its annual meeting of stockholders on April 23, 1998, for the purpose of electing three Class II directors and adopting amendments to the Company's 1996 Stock Option Plan.

(b) At the annual meeting of stockholders, all directors nominated were elected.

(c) The table shows the voting tabulation for each matter voted upon at the annual meeting of stockholders.

ACTION                                      FOR                    WITHHELD
------                                      ---                    --------

Election of Class II Directors:

         Curtis A. Loveland              14,235,273                 517,421
         Gerard B. Moersdorf, Sr.        14,224,357                 528,337
         Thomas W. Huseby                14,241,943                 510,751


ACTION                                      FOR         AGAINST    WITHHELD
------                                      ---         -------    --------

Approval and adoption of amendments
to the Company's 1996 Stock Option
Plan:                                     8,827,601    1,039,745    102,484


Item 5.           Other Information

Any stockholder proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 for presentation to the Company's 1999 Annual Meeting of Stockholders will be considered untimely for purposes of Rule 14a-4 and 14a-5 if notice thereof is received by the Company after February 6, 1999.

Part II.  Other Information
---------------------------

Item 6.           Exhibits and Reports on Form 8-K

                  (a)   Exhibits


                             APPLIED INNOVATION INC.
                                   Exhibit 11
          Statement Regarding Computation of Earnings (Loss) Per Share
                 For the six months ended June 30, 1998 and 1997


                                                    1998               1997
                                                 (Unaudited)        (Unaudited)
                                                 -----------        -----------

Weighted average number of common
    shares outstanding - used for
    computation of basic earnings
    (loss) per share                              15,796,595         15,781,832

Add net shares issuable pursuant to stock
    option plans less shares assumed
    repurchased at the average market price          241,947                  0
                                                 -----------        -----------

Number of shares for computation of
    diluted earnings (loss) per share             16,038,542         15,781,832
                                                 ===========        ===========

Net income (loss) for basic and diluted
    earnings (loss) per share                    $   169,823        $  (375,735)
                                                 ===========        ===========

Basic earnings (loss) per share                  $       .01        $      (.02)
                                                 ===========        ===========

Diluted earnings (loss) per share                $       .01        $      (.02)
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


                                          APPLIED INNOVATION INC.
                                          -----------------------
                                          (Registrant)

August 6, 1998                            /s/  Gerard B. Moersdorf, Jr.
--------------                            --------------------------------------
Date                                      Gerard B. Moersdorf, Jr.
                                          Chairman of the Board, President,
                                          Chief Executive Officer and Treasurer
                                          (Principal Executive Officer)


August 6, 1998                            /s/  William H. Largent
--------------                            --------------------------------------
Date                                      William H. Largent
                                          Senior Vice President - Operations
                                          and Chief Financial Officer
                                          (Chief Financial Officer)


August 6, 1998                            /s/  John M. Spiegel
--------------                            --------------------------------------
Date                                      John M. Spiegel
                                          Controller
                                          (Principal Accounting Officer)