Form 10-Q
period 1998-09-30
APPLIED INNOVATION INC
filed 1998-11-13
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 9, 1998 there were 15,819,932 shares of common stock outstanding.

                                  APPLIED INNOVATION INC.
                                     Table of Contents

                                                                                       Page
                                                                                       ----
Facing Page                                                                              1

Table of  Contents                                                                       2

Part I.  Financial Information
-------  ---------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             September 30, 1998 (unaudited) and December 31, 1997                        3

         Condensed Consolidated Statements of Operations for the three and
             nine months ended September 30, 1998 and 1997 (unaudited)                   4

         Condensed Consolidated Statements of Stockholders' Equity for the nine
             months ended September 30, 1998 and 1997 (unaudited)                        5

         Condensed Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1998 and 1997 (unaudited)                        6

         Note to Condensed Consolidated Financial Statements (unaudited)                 7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                          8 - 11

Item 3. Quantitative and Qualitative Disclosure About Market Risk                       11

Part II. Other Information
--------------------------

Items 1 - 5                                                                             12

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                                   12

         (b) Reports on Form 8-K                                                        12

Signatures                                                                              13

APPLIED INNOVATION INC.
Condensed Consolidated Balance Sheets

                                          Assets
                                          ------

                                                                (Unaudited)
                                                             September 30, 1998    December 31, 1997
                                                             ------------------    -----------------
Current assets:
   Cash and cash equivalents                                    $14,115,508         $ 8,195,156
   Accounts receivable, net of allowance                          8,656,066          11,944,692
   Inventory                                                      3,553,539           3,176,299
   Prepaid expenses                                                 244,055             298,362
   Deferred income taxes                                          1,270,000           1,145,000
                                                                -----------         -----------

         Total current assets                                    27,839,168          24,759,509

Property, plant and equipment - net                               9,780,617          12,833,943

Other assets                                                        122,418             114,096
                                                                -----------         -----------

         Total Assets                                           $37,742,203         $37,707,548
                                                                ===========         ===========

                           Liabilities and Stockholders' Equity
                           ------------------------------------

                                                             September 30, 1998    December 31, 1997
                                                             ------------------    -----------------
Current liabilities:
   Accounts payable                                               $ 1,796,125         $ 3,365,815
   Accrued expenses                                                 4,986,804           2,583,426
   Accrued warranty expenses                                        2,610,341           2,155,325
                                                                  -----------         -----------

         Total current liabilities                                  9,393,270           8,104,566
                                                                  -----------         -----------

   Deferred income taxes                                              104,000             200,000
                                                                  -----------         -----------

Stockholders' equity:
   Common stock; $.01 par value; 30,000,000 shares
     authorized; 15,819,932 shares issued and outstanding
     in September, 1998; 15,790,832 shares issued and
     outstanding in December, 1997                                    158,199             157,908
   Additional paid-in capital                                       8,465,122           8,407,058
   Retained earnings                                               19,621,612          20,838,016
                                                                  -----------         -----------

                                                                   28,244,933          29,402,982
                                                                  -----------         -----------


         Total Liabilities and Stockholders' Equity               $37,742,203         $37,707,548
                                                                  ===========         ===========


      See accompanying note to condensed consolidated financial statements.

                                              APPLIED INNOVATION INC.
                            Condensed Consolidated Statements of Operations (Unaudited)

                                                  Three months ended September 30,  Nine months ended September 30,
                                                  --------------------------------  -------------------------------
                                                      1998              1997            1998              1997
                                                  ------------     -------------    ------------     -------------
Net sales                                          $14,020,173      $10,527,166      $40,321,748      $31,170,692

Cost of sales                                        5,598,202        4,868,312       16,974,972       14,020,868
                                                   -----------      -----------      -----------      -----------

Gross profit                                         8,421,971        5,658,854       23,346,776       17,149,824

Operating expenses:
   Research and development                          3,183,857        3,022,363       10,471,342        8,860,087
   Selling, general, and administrative              3,741,502        4,860,562       11,393,299       11,408,043
   Non-recurring charge related to termination
   of Access Products development activity           3,800,000               --        3,800,000               --
                                                   -----------      -----------      -----------      -----------

      Loss from operations                          (2,303,388)      (2,224,071)      (2,317,865)      (3,118,306)

Other income                                           202,161          124,732          474,461          421,384
                                                   -----------      -----------      -----------      -----------

Loss before income taxes                            (2,101,227)      (2,099,339)      (1,843,404)      (2,696,922)

Income taxes                                          (715,000)        (780,000)        (627,000)      (1,001,848)
                                                   -----------      -----------      -----------      -----------

Net loss                                           $(1,386,227)     $(1,319,339)     $(1,216,404)     $(1,695,074)
                                                   ===========      ===========      ===========      ===========

Basic earnings (loss) per share                    $     (0.09)     $     (0.08)     $     (0.08)     $     (0.11)
                                                   ===========      ===========      ===========      ===========

Diluted earnings (loss) per share                  $     (0.09)     $     (0.08)     $     (0.08)     $     (0.11)
                                                   ===========      ===========      ===========      ===========

Weighted average shares outstanding
   for basic earnings (loss) per share              15,816,907       15,790,832       15,803,365       15,784,832
                                                   ===========      ===========      ===========      ===========

Weighted average shares outstanding
   for diluted earnings (loss) per share            15,816,907       15,790,832       15,803,365       15,784,832
                                                   ===========      ===========      ===========      ===========

     See accompanying note to condensed consolidated financial statements.

                                            APPLIED INNOVATION INC.
                     Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
                                 Nine Months Ended September 30, 1998 and 1997
                                         Common Stock
                                   -------------------------
                                    Number                         Additional
                                      of                             Paid-in        Deferred         Retained
                                    Shares          Amount           Capital      Compensation       Earnings
                                   ----------      ---------       ----------     ------------      -----------
Balance January 1, 1998            15,790,832       $157,908       $8,407,058       $     --        $20,838,016

Stock options exercised                29,100            291           49,982             --                 --

Tax benefit associated with
   exercise of stock options               --             --            8,082             --                 --

Net loss for the period                    --             --               --             --         (1,216,404)
                                   ----------       --------       ----------       --------        -----------

Balance - September 30, 1998       15,819,932       $158,199       $8,465,122       $     --        $19,621,612
                                   ==========       ========       ==========       ========        ===========


Balance - January 1, 1997          15,764,632       $157,646       $8,360,502       $(51,501)       $21,475,211

Stock options exercised                26,200            262           16,863             --                 --

Tax benefit associated with
   exercise of stock options               --             --           29,693             --                 --

Amortization of deferred
   compensation                            --             --               --         36,744                 --

Net loss for the period                    --             --               --             --         (1,695,074)
                                   ----------       --------       ----------       --------        -----------

Balance - September 30, 1997       15,790,832       $157,908       $8,407,058       $(14,757)       $19,780,137
                                   ==========       ========       ==========       ========        ===========

     See accompanying note to condensed consolidated financial statements.

                                       APPLIED INNOVATION INC.
                     Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                          1998               1997
                                                                      ------------       ------------
Cash flows from operating activities:
   Net loss                                                           $(1,216,404)       $(1,695,074)
   Adjustments to reconcile net loss to net cash
      provided by operating activities
         Depreciation                                                   2,139,542          1,581,057
         Loss on sale of assets                                         1,955,433              3,340
         Provision for deferred income taxes                             (221,000)           213,167
         Provision for deferred compensation                                   --             36,744
         Effects of change in operating assets and liabilities:
             Accounts receivable                                        3,288,626            232,014
             Inventory                                                   (377,240)          (844,736)
             Income taxes                                                      --         (1,073,099)
             Prepaid expenses                                              54,307            138,457
             Other assets                                                  (8,322)            (3,214)
             Accounts payable                                          (1,569,690)           660,325
             Accrued expenses                                           2,858,394            559,253
                                                                      -----------        -----------

         Net cash provided (used) by operating activities               6,903,646           (191,766)
                                                                      -----------        -----------


Cash flows from investing activities:
   Purchases of property and equipment                                 (1,071,494)        (3,250,655)
   Proceeds from sale of assets                                            29,845              9,500
                                                                      -----------        -----------

         Net cash used by investing activities                         (1,041,649)        (3,241,155)
                                                                      -----------        -----------


Cash flows from financing activities:
   Proceeds from issuance of common stock                                  50,273             46,818
   Tax benefit associated with exercise of stock options                    8,082             29,693
                                                                      -----------        -----------

         Net cash provided by financing activities                         58,355             76,511
                                                                      -----------        -----------


Increase (decrease) in cash and cash equivalents                        5,920,352         (3,356,410)

Cash and cash equivalents - beginning of period                         8,195,156         12,278,092
                                                                      -----------        -----------

Cash and cash equivalents - end of period                             $14,115,508        $ 8,921,682
                                                                      ===========        ===========


     See accompanying note to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.

         Note to Condensed Consolidated Financial Statements (unaudited)


1. Basis of presentation - The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, the condensed consolidated statements of stockholders' equity for the nine months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results for the full year.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997

Net sales for the third quarter of 1998 were $14,020,000, an increase of 33% from net sales of $10,527,000 for the third quarter of 1997. Year-to-date net sales for 1998 were up 29% over 1997. This increase is attributable to a higher number of systems sold. Third quarter sales were all from the Data Communications Network (DCN) Products Group. Because of the Company's concentration of sales to Regional Bell Operating Companies (RBOC's) and long distance phone companies, a small number of customers have represented substantial portions of net sales. For the first nine months of 1998, sales to four companies comprised 63% of total net sales. Each of the four customers contributed between 14% and 19% of net sales. The Company sells to all of the RBOC's.

Gross profit as a percentage of net sales was 60% for the third quarter of 1998 versus 54% for the same period in 1997. Year-to-date gross profit percentages were 58% for 1998 and 55% for 1997. The increase in gross profit as a percentage of net sales for the first nine months was a result of increased operating efficiencies created by higher production volumes.

Research and development (R&D) expenses increased 5% to $3,184,000 for the third quarter of 1998 from $3,022,000 for the same period in 1997. R&D decreased as a percentage of net sales to 23% for the third quarter of 1998 from 29% for the third quarter of 1997. Year-to-date R&D expenses were $10,471,000 for the first nine months of 1998 and $8,860,000 for the first nine months of 1997. As a percentage of net sales, this represents 26% for 1998 and 28% for 1997. R&D expenses for the DCN Products Group and Access Products Group are included in the three month and nine month comparisons. R&D expenses for the DCN Products Group were $1,551,000 for the third quarter of 1998 as compared to $1,501,000 for the third quarter of 1997. For the nine months ended September 30, 1998, R&D expenses for the DCN Products Group were $4,208,000 as compared to $4,823,000 for the same period of the prior year. R&D expenses for the Access Products Group were $1,633,000 and $6,263,000 for the three and nine months ended September 30, 1998. The Company announced the termination of all Access Products development activity on September 14, 1998. The Company anticipates decreased R&D expenses in future quarters due to the termination of the Access Products Group.

Selling, general and administrative expenses (SG&A) decreased to $3,742,000 in the third quarter of 1998 from $4,861,000 for the same period in 1997. As a percentage of net sales, this represents 27% in the third quarter of 1998 and 46% in the third quarter of 1997. The decrease in SG&A expenses was primarily attributable to a $740,000 expense for accounts receivable determined to be not collectable and $215,000 for severance costs recognized in the third quarter of 1997. Year-to-date SG&A was $11,393,000 for 1998 and $11,408,000 for 1997 and
represented 28% of net sales in 1998 and 37% in 1997.

A non-recurring charge of $3.8 million was taken in the third quarter of the current year to account for the termination of the Access Products development activity. This charge is separately stated on the Condensed Consolidated Statements of Operations and reflects estimated costs associated with the termination of the Access Products Group. The expense includes approximately $1.1 million of severance related costs, a charge of $2.4 million to write down specific Access Products Group assets and $0.3 million related to occupancy costs, asset moving costs and other associated termination costs.

As a result of the above factors, there was a loss from operations of $2,303,000 in the third quarter of 1998 compared to a loss from operations of $2,224,000 in the third quarter of 1997. Third quarter loss from operations represents 16% and 21% of net sales in 1998 and 1997, respectively. Year-to-date results of operations were a loss of $2,318,000 for 1998 versus a loss of $3,118,000 in 1997. Year-to-date loss from operations represents 6% and 10% of net sales in 1998 and 1997, respectively.

The Company's effective income tax rate was 34% for the current quarter versus an effective rate of 37% for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $5,920,000 during the first nine months of 1998 to $14,116,000 at September 30, 1998. Operating activities provided $6,904,000 in cash. During the same period in 1997, cash decreased by $3,356,000 to $8,922,000 at September 30, 1997.

Net working capital was $18,446,000 at September 30, 1998 compared to $16,655,000 at December 31, 1997. Current ratios on those dates were 3.0:1 and 3.1:1, respectively. The Company had no long-term debt at September 30, 1998 or December 31, 1997.

Net capital expenditures were $1,071,000 for the first nine months of 1998 and $3,251,000 for the same period in 1997. A facility was opened in North Carolina in the first quarter of 1997, which required capital expenditures for leasehold improvements and office equipment and furnishings. This facility was closed on September 14, 1998.

On October 22, 1998, the Company's Board of Directors approved a stock repurchase program which allows the Company to repurchase up to one million shares of its Common Stock, $.01 par value, through October 22, 1999. The Company intends to finance the stock repurchase program using cash reserves.

The Company expects existing cash, cash equivalents, and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the next 12 months.

YEAR 2000

The Company faces year 2000 compliance issues similar to those faced by other companies which design, manufacture, and sell equipment used in the telecommunications industry. Year 2000 compliance issues typically arise with respect to computer software systems and programs that use only two digits, rather that four digits, to represent a particular year. Consequently, these systems and programs may not process dates beyond the year 1999 and may result in miscalculation or system failures causing disruptions of business operations.

The Company's product development processes currently contain steps to include year 2000 compliance verification for all current and future products. Most of the Company's products are currently year 2000 compliant, and the Company believes that compliance for all of its products will be achieved prior to January 1, 2000. Customers may upgrade non-compliant products to existing compliant products. Although the products currently offered by the Company have been tested for year 2000 compliance, any failure of the Company's products to perform, including the failure to process dates beyond the year 1999, could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's future revenue could be impacted if customers divert portions of their capital expenditure budgets toward the year 2000 issue and away from programs that include purchases of the Company's products.

The Company is in the process of assessing its internal computer information systems and non-computer systems, which contain embedded computer technology, to determine if such systems are year 2000 compliant. The Company's review of its internal computer and non-computer information systems in not expected to be complete until January, 1999. However, based upon review work already completed, the Company presently believes that the amount of remediation work required to address year 2000 problems is not extensive. The Company has replaced certain of its financial and operational systems in the last several years, and management believes that the new equipment and software substantially address year 2000 issues.

At this time, the Company has not calculated the total estimated cost of addressing year 2000 issues. However, the Company does not expect the total costs involved with year 2000 issues to be material. All costs related to year 2000 evaluation and compliance are being expensed by the Company. The Company cannot guarantee that its efforts will prevent all consequences and there may be undetermined future costs due to business disruption that may be caused by customers, suppliers, or unforeseen circumstances.

The Company is still in the process of developing a contingency plan addressing it's most likely year 2000 worst case scenario. The Company believes that the potential impact of a failure of its products in its customers' telecommunications networks would be minimal due to the function that its products serve. The Company's products assist customers in managing their telecommunications networks but do not carry telecommunications traffic.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include statements regarding future R&D expenditures (paragraph 3), implementation and financing of the stock repurchase program (paragraph 11), sufficiency of capital resources (paragraph 12) and preparedness and compliance with year 2000 issues (paragraphs 13 through 17). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, the fact that the Company may decide to substantially increase R & D expenditures to meet the needs of its business and customers, currently unforeseen circumstances could require the use of capital resources, year 2000 issues are not fully determined and resolved and could require additional efforts and expenditures and could impose additional and unknown risks, and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including, the Company's Annual Report on Form 10-K. One or more of these factors have affected, and could in the future affect, the Company's business and financial results in future periods and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this press release will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements made in this press release are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk - inapplicable

Part II.  Other Information
--------  -----------------

Items 1 - 5.      Inapplicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                             APPLIED INNOVATION INC.
                                   Exhibit 11

                    Statement Regarding Computation of Earnings Per Share (unaudited)
                          For the nine months ended September 30, 1998 and 1997

                                                                              1998              1997
                                                                              ----              ----
Weighted average number of common shares outstanding -
  used for computation of basic earnings (loss) per share                  15,803,365         15,784,832

Add net shares issuable pursuant to stock option plans less
  shares assumed repurchased at the average market price                            0                  0
                                                                          -----------        -----------

Number of shares for computation of diluted earnings
  (loss) per share                                                         15,803,365         15,784,832
                                                                          ===========        ===========

Net income (loss) for basic and diluted earnings (loss) per share         $(1,216,404)       $(1,695,074)
                                                                          ===========        ===========

Basic earnings (loss) per share                                           $      (.08)       $      (.11)
                                                                          ===========        ===========

Diluted earnings (loss) per share                                         $      (.08)       $      (.11)
                                                                          ===========        ===========


         Exhibit 27 - Financial Data Schedule


         (b) Reports on Form 8-K

                  Form 8-K, dated September 14, 1998, reporting termination of activities relating to the Access Products Group (item 5)
                  Form 8-K, dated October 23, 1998, reporting stock repurchase program (item 5)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           APPLIED INNOVATION INC.
                                           -----------------------
                                           (Registrant)



November 9, 1998                           /s/ Gerard B. Moersdorf, Jr.
----------------                           -------------------------------------
Date                                       Gerard B. Moersdorf, Jr.
                                           Chairman of the Board, President,
                                           Chief Executive Officer and Treasurer
                                           (Principal Executive Officer)



November 9, 1998                           /s/ William H. Largent
----------------                           -------------------------------------
Date                                       William H. Largent
                                           Senior Vice President - Operations
                                           and Chief Financial Officer
                                           (Chief Financial Officer)



November 9, 1998                           /s/ John M. Spiegel
----------------                           -------------------------------------
Date                                       John M. Spiegel
                                           Controller
                                           (Principal Accounting Officer)