Form 10-K405
period 1998-12-31
APPLIED INNOVATION INC
filed 1999-03-30
CIK 798399

                                    FORM 10-K
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   (Mark One)
      [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number: 0-21352

                             APPLIED INNOVATION INC.
                (Name of registrant as specified in its charter)

                               DELAWARE 31-1177192
         (State or other jurisdiction of incorporation or organization)
                      (I.R.S. Employer Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant, 9,049,650 shares, based on the $3.94 closing sale price on March 5, 1999, was $35,655,621.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,771,632 shares of Common Stock were outstanding at March 12, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to the Stockholders for the fiscal year ended December 31, 1998, are incorporated by reference in Part II.

Part III - Proxy Statement for the 1998 Annual Meeting of Stockholders to be held April 22, 1999, in part, as indicated.

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 26A of the Securities Act of 1933, as amended. The words "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in "Business - Business Risks." The Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

        The Company's executive offices and manufacturing facilities are located at 5800 Innovation Drive, Dublin, Ohio, 43016, telephone (614) 798-2000.

THE COMPANY'S MARKETS

        The Company's products provide the data network used to support Operations Support Systems needed to monitor and maintain thousands of pieces of electronic equipment, or Network Elements, used by telecommunications service providers. Network Elements provide the switching, connections and support products required to transmit voice and data calls through one or more Central Offices. Telecommunications service providers continually upgrade and expand the equipment needed to provide service to their customers. As each piece of new equipment is installed, it is connected to the Company's data monitoring network that is used to report alarms, gather performance information, and to provide test access and equipment reprogramming for establishing and maintaining customer service. The Company's customers can use the Operations Support Systems to perform a variety of tasks that include: fault management, configuration management, performance management, security and inventory management.

        The Company is seeking to expand distribution for its products outside the United States. The Company has taken early steps to establish a presence in Australia, China, Taiwan, and South Africa. The Company believes that countries currently building telecommunications infrastructures will require centralized network management and the supporting data communications capability supplied by its products.

        The Company estimates that the Regional Bell Operating Companies ("RBOCs") control approximately half of the estimated 20,000 telecommunications Central Office locations in the United States. The remaining locations are controlled by a few large firms like GTE, Sprint, AT&T, MCIWorldcom, and over 1,000 smaller independent firms, competitive local exchange carriers ("CLECs"), and long distance companies. Because of their relative size, demand for product, and importance, the Company has concentrated its marketing efforts on the larger telecommunications service providers. The Company has historically received a large percentage of its annual net sales from RBOCs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Each telecommunications service provider has a finite number of Central Office facilities which limit their total capacity for the Company's products. To the extent that the Company achieves significant penetration with the Company's products into any single customer's Central Office facilities, it cannot anticipate substantial additional sales of those existing products to the customer. Future domestic sales growth to these customers depends on the development and acceptance of new products and new releases of existing products. Additional sales growth may be derived from additional sales to other RBOCs, CLECs, and long distance phone companies. See "Business - Business Risks
- Risks Associated with Customer Concentration; Dependence on Telecommunications Industry."

PRODUCTS

AISWITCH(TM) SERIES 180
-----------------------

        The AISwitch Series 180, connects multiple generations of telecommunications network equipment to computers that monitor, control and analyze field conditions. The AISwitch Series 180 incorporates the latest high speed microprocessor and programmable gate array technology to bridge the hardware and software gaps between old and new equipment, providing productivity gains and cost savings at both the customer's Central Office and Operations Centers. Substantially all vintages of telecommunications network equipment can be integrated with support systems through the use of the AISwitch Series 180.

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

        A unique capability of the AISwitch Series 180 and the Company's technical organization is the ability to engineer custom interfaces for telecommunications equipment produced by a variety of different manufacturers for telecommunications service providers. Each AISwitch Series 180 includes a wide variety of functions and options that are configured to fit client needs.

        The key to the AISwitch Series 180 integration capability is its flexible microprocessor controlled digital switching and protocol processing capabilities. The AISwitch Series 180 permits the use of industry-standard, open architecture network building blocks to more easily connect different computers, Network Elements and other intelligent Central Office equipment with one or more network destinations. The Company transforms a complex multi-vendor environment into an easily managed seamless network to increase the total efficiency of Operations, Administration, Maintenance and Provisioning ("OAM&P") systems.

        The Company has licensed technology from Cisco Systems, Inc. ("Cisco") which allows the Company to integrate a Cisco router into the AISwitch. Cisco's routing technology is the most widely used and allows the AISwitch to work smoothly with the routing technology already in use by most of the Company's customers. See "Business - Business Risks - Reliance on Suppliers."

APPLIEDVIEW(TM)
---------------

        AppliedView is the Company's network management application for AISwitch products. AppliedView provides industry standard Simple Network Management Protocol ("SNMP") management of the OAM&P network, which connects Network Elements with Operations Support Systems. Because AppliedView is based on Hewlett-Packard Company's Open View ("HP Open View"), the same system can also monitor other data communications networks and systems. AppliedView also provides a platform for Telecommunications Management Network ("TMN"), and Element Management Layer ("EML"). AppliedView enables customers to make basic configuration changes to every AISwitch in their network from a single location. AppliedView also provides centralized configuration backup and control, and automatically stores status, alias, destination and alarm events in the HP Open View database.

AIM(TM)
-------

        The AIM is a scaled down version of the AISwitch 180 that provides operations center management of small office network elements in small central offices, controlled environment vaults, cell sites, and huts. It is designed to provide data paths for remote monitoring, provisioning, and software downloads. The AIM also integrates diverse protocols and physical interfaces of network elements for OAM&P applications.

NEWEB(TM)
---------

        NEWEB is a powerful combination of AISwitch and Web technology used to enable simple and secure access to network elements from anywhere. NEWEB is easily customizable and provides a simplified interface for complex network element commands. NEWEB allows the customer to turn up services more quickly by giving control center technicians direct access to remote network elements. NEWEB also allows the customer to diagnose and repair network faults more quickly and, therefore, improve productivity.

AISPY(TM)
---------

        AIspy is a comprehensive system for managing remote, unmanned facilities, such as controlled environment vaults, communication shelters, cabinets, and huts. AIspy provides monitoring capabilities for the entire facility through a multitude of alarms and sensors. AIspy is built to telephone company standards and provides the customer with multiple management and communication path options.

ACCESS PRODUCTS GROUP
---------------------

        The Company previously undertook a major project, known as the Access Products Group, to develop a product to serve as a remote access concentrator which recognized and off-loaded digital data calls from the public switched telephone network. In March 1998, the Company made an announcement that it was seeking a strategic partner for its Access Products Group and subsequently retained an investment banking firm to conduct the search. In September 1998, the Company terminated all product development and related activities of its Access Products Group due to an unsuccessful search for a strategic partner.

MANUFACTURING AND OPERATIONS

        All of the printed circuit boards used within the Company's products are proprietary designs of the Company. Printed circuit boards and power supplies used in each of the Company's products are contracted out to third party manufacturing firms for assembly. These subassemblies are then shipped to the Company for testing and final assembly. Procurement of materials is driven through an enterprise resource planning ("ERP") system with production forecasts supplied to contract firms for component ordering from sources supplied and approved by the Company. The Company maintains and controls all documentation and process requirements for products manufactured by the contract assembly firms. The Company utilizes multiple assembly firms and is, therefore, not dependent on any single third party manufacturer.

        The Company performs multiple inspections on its products as well as various test procedures prior to shipment to customers. These processes are designed to assure product performance and reliability in the environments the products will be used. The Company has made and continues to make significant investments to attain quality assurance consistent with stringent industry standards. The Company develops and manufactures its products in accordance with NEBS and Generic Equipment Requirements guidelines. The Company is International Standards Organization 9001 ("ISO 9001") certified.

SALES AND MARKETING

        The Company's products and services are sold primarily through its own sales force, except for independent sales agents in Canada and Taiwan. The Company is exploring alternative distribution channels to allow sales of the Company's products to markets that are not easily accessible nor cost effective for its own sales force. In addition to the Dublin, Ohio headquarters, the Company maintains sales offices in Atlanta, Chicago, Dallas, Denver, New York, and San Francisco.

        The Company's sales and marketing staff consists of a Senior Vice President of Sales and Marketing, a Director of Marketing, Divisional Sales Managers, Senior Account Managers, Account Managers, New Account Managers, Sales Engineers, Product Line Managers and an administrative staff. Sales leads are currently generated primarily through target marketing to telecommunications service providers, direct mail and trade shows. Sales leads are followed up by personal contact from the Company's sales and marketing staff. If sufficient interest exists, an on-site visit may be scheduled for the purpose of making a sales presentation, which may include a product demonstration.

        The technical complexity of the Company's products and the relative large size of customers creates a long sales cycle for the Company's products. The technical nature of the products and Central Office environment also mandates a very technical sales force. The Company's sales force receives incentive compensation based on increased levels of sales.

RESEARCH AND DEVELOPMENT

        The Company's research and development ("R&D") activity is coordinated with product management to create product development teams which focus on customer requirements. Enhancements to the AISwitch are focused on increasing its capacity and adapting to the emerging Open Systems Interconnection (OSI) applications being driven into Network Elements by worldwide standardization efforts. At the same time, the AISwitch is being enhanced to accommodate older data communication standards in order to broaden its range of application. The R&D staff consists of 66 engineers.

        The Company spent $11,979,875, $12,897,072, and $7,646,796 on
Company-sponsored R&D during the fiscal years ended December 31, 1998, 1997, and 1996, respectively. R&D expenditures represented approximately 22.3%, 27.6%, and 18.6% of annual net sales in fiscal 1998, 1997, and 1996, respectively. During 1998 and 1997, the Company incurred $6,263,000 and $6,536,000, respectively, in R&D related to the terminated Access Products Group development activity. The Company continues to expect to commit a substantial amount of resources and cash to its research and development efforts during 1999. See "Business - Business Risks - New Products and Rapid Technological Change; Need to Manage Product Transitions."

CUSTOMER SERVICE AND WARRANTY

        The Company offers its customers a variety of support services such as project management, training, detail engineering, installation, and test and turn-up. Project managers interface between the Company and customers for installation of new products and service and upgrades of existing products. The project manager is also responsible for assuring that all possible circumstances are anticipated prior to certifying the system for full operation. Following installation, the project manager continues to monitor the customer's system to ensure proper satisfaction.

        The Company designs training programs to educate the customer's system administration, operations and maintenance personnel to operate the system. Classes are available at the customer's site or at the Company's headquarters. Additional training is also offered to the customer during system upgrades and for new operations personnel.

        The Company's field service department provides custom design and installation services for telecommunications network equipment. The Company believes that its field service department complements and enhances the sale of its products.

        The Company warrants its products for a minimum of one year and up to three years, as negotiated under contract. Customers may also purchase extended warranty contracts with guaranteed overnight factory replacement service for circuit boards or system modules in the event of equipment failure. Software revisions to the Company's products are also available as part of the warranty package. In addition, for an additional charge, on-site spares are available for those customers who require immediate replacement. The Company also provides a 24-hour Service Hotline for instant access to its field service and support departments. A toll-free 800 number is also offered.

        Warranty expense represented approximately 4.0%, 3.6%, and 10.2% of annual net sales in 1998, 1997, and 1996, respectively. Warranty expense was abnormally high in 1996 because of repair costs on units which the Company agreed to repair to avoid future product difficulties and to demonstrate the Company's quality assurance commitment to customers. See "Business - Business Risks - Risk of Product Defects."

COMPETITION

        There are numerous manufacturers of data communications equipment. Manufacturers of these products frequently specialize their products for specific applications and could enter the Company's target markets. Significant competition exists from several well-established companies having resources superior to those of the Company and from relatively new but aggressive companies.

        Competition for the Company's products has traditionally come primarily from suppliers of telecommunications switching and transmission equipment. Lucent Technologies has a product line, Datakit, which competes directly with the Company's products when selling into the telecommunications industry. Competition also comes from other data communications suppliers, such as Cisco Systems, Inc., Dantel, and Harris Corporation's Westronics division. In some cases, newer products or redesigned older products from these suppliers compete with the Company's products. See "Business - Business Risks - Competition."

PERSONNEL

        As of February 26, 1999, the Company had 220 full-time and part-time employees. The Company's employees are distributed among the following departments: Sales and Marketing (33); Research and Development (66); Customer Service (52); Manufacturing (39) and Operations (30). The Company anticipates that it will continue to increase the number of its employees as it grows.

BUSINESS RISKS

        The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for the year ended December 31, 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

        Risks Associated with Customer Concentration; Dependence on Telecommunications Industry. A significant portion of the Company's revenues in each fiscal quarter since inception has been derived from substantial orders placed by large organizations, such as the RBOCs. As a result, the Company's net sales often have been concentrated among a relatively small number of customers. In fiscal 1998, 1997, and 1996, net sales from the Company's five, five and three largest customers represented approximately 75%, 76%, and 53%, respectively, of the Company's total net sales. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. None of the Company's customers are contractually obligated to license or purchase additional products or services from the Company. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that have accounted for significant net sales in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. Furthermore, such customers are concentrated in the telecommunications industry. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company's products and services. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration and factors affecting capital spending in the telecommunications industry.

        Product Concentration. Revenue from the sale, service and support of the Company's AISwitch family of products has accounted for substantially all of the Company's net sales since inception. The Company believes that revenue from the sale, service and support of the AISwitch will continue to account for substantially all of the Company's net sales in fiscal 1999. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of the AISwitch, improvements to the AISwitch framework and new and enhanced development tools and network operations support. There can be no assurance that the AISwitch will continue to achieve market acceptance or that the Company will be successful in developing, introducing or marketing improvements to the AISwitch framework or new or enhanced development tools and applications. The life cycles of products, including development tools and applications, are difficult to estimate due in large part to the recent emergence of many of the Company's markets, the effect of future product enhancements and competition. A decline in the demand for the AISwitch as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

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

        Risk of Product Defects. Products as complex as those offered by the Company may contain defects or failures when introduced or when new versions or enhancements are released. The Company has in the past discovered defects in certain of its products. Although the Company has remedied all known material defects in its products, there can be no assurance that, despite testing by the Company and its customers, errors will not be found in existing or new products or releases, resulting in delay or loss of revenue, loss of market share or failure to achieve market acceptance or substantial warranty expense. Any such occurrence could have a material adverse effect upon the Company's business, operating results and financial condition.

        Year 2000. The Company faces year 2000 compliance issues similar to those faced by other companies which design, manufacture, and sell equipment used in the telecommunications industry. Year 2000 compliance issues typically arise with respect to computer software systems and programs that use only two digits, rather than four digits, to represent a particular year. Consequently, these systems and programs may not process dates beyond the year 1999 and may result in miscalculation or system failures causing disruptions of business operations. Although the products currently offered by the Company have been tested for year 2000 compliance, any failure of the Company's products to perform, including the failure to process dates beyond the year 1999, could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's future revenue could be impacted if customers divert portions of their capital expenditure budgets toward the year 2000 issue and away from programs that include purchases of the Company's products. The Company has addressed, and will continue to address, the year 2000 issue, however, the Company cannot guarantee that its year 2000 compliance efforts will prevent all consequences, and there may be undetermined future costs due to business disruption that may be caused by customers, suppliers, or unforeseen circumstances.

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

        Dependence on Key Personnel. The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, professional services, customer support and product development personnel. In particular, the Company would be materially adversely affected if it were to lose the services of Gerard B. Moersdorf, Jr., Chief Executive Officer, President, Treasurer and a director of the Company, who has provided significant leadership and direction to the Company since its inception. The Company has obtained key man life insurance on the life of Mr. Moersdorf in the amount of $1,000,000, payable to the Company. The loss of other key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, sales, professional services, customer support and product development personnel. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In addition, there are only a limited number of qualified professional services and customer support engineers, and competition for such individuals is especially intense. Furthermore, competitors have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

        Limited Market; Volatility of Stock Price. Although the Company is listed on the Nasdaq National Market, there can be no assurance that an active or liquid trading market in the Company's common stock will continue. The market price of the shares of the Company's common stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to copyrights or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's common stock.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

        Anti-Takeover Provisions; Certain Provisions of Delaware Law; Certificate of Incorporation and By-Laws. Certain provisions of Delaware law and the Company's Certificate of Incorporation and By-Laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's By-Laws provide for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. Additionally, the directors, executive officers and existing principal stockholders of the Company and their affiliates beneficially own approximately 43.5% of the outstanding shares of the Company's Common Stock. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

        Concentration of Stock Ownership. The present directors, executive officers and principal stockholders of the Company and their affiliates beneficially own approximately 43.5% of the outstanding shares of the Company's Common Stock. In particular, Gerard B. Moersdorf, Jr. and his spouse own approximately 41.5% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

ITEM 2.  PROPERTIES.
         -----------

        The Company headquarters is a 115,000 square foot modern corporate office and manufacturing facility in Dublin, Ohio. All of the Company's manufacturing, administrative and research and development activities and a substantial portion of its marketing activities are conducted at this location. The Company owns the building and the approximately 33 acres of land on which it is situated.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ----------------------------------------------------------------------

        The Company's common stock has been traded in the over-the-counter market since 1986. The common stock was traded on the NASDAQ OTC Bulletin Board until May 18, 1993. From May 18, 1993 to November 26, 1993 the common stock was traded on the NASDAQ Small Cap Market. On November 29, 1993 the common stock began trading on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low bid prices for the Company's common stock. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                           1998                        1997
                           ----                        ----
                    High          Low            High         Low
Q1                  $8.00        $5.38          $6.50        $4.38

Q2                 $11.75        $7.00          $6.38        $3.25

Q3                 $11.25        $2.38          $4.75        $3.75

Q4                  $4.50        $2.19          $8.13        $4.13
                   -----------------------------------------------

        At March 5, 1999, the Company had 745 stockholders of record.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

         The information appearing under the caption "ELECTION OF DIRECTORS" on pages 4 through 11 of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on April 22, 1999 (the "Proxy Statement"), and the information appearing under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 13 of the Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

         The information appearing in the Proxy Statement under the caption "ELECTION OF DIRECTORS - Executive Compensation" on pages 7 through 11 of the Proxy Statement is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

         The information appearing in the Proxy Statement under the caption "ELECTION OF DIRECTORS - Related Party Transactions" on pages 9 and 10 is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K.
          ---------------------------------------  ------------------------

(a)(1)   The following documents are filed as part of this report:

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

         Notes to Consolidated Financial Statements

(a)(2) No schedules are included because of the absence of the conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

(a)(3)   Exhibits:  The following exhibits are filed as part of this report:

EXHIBIT NO.                           DESCRIPTION
   PAGE
        3.1    Certificate of Incorporation of the Company.....................................(1)

        3.2    By-laws of the Company, as amended..............................................(1)

        10.1   Company's Amended and Restated 1986 Incentive Stock
               Option Plan, including form of Stock Option Agreement..........................(1)*

        10.2   Company's 1986 Amended and Restated Non-Statutory
               Stock Option Plan, including form of Stock Option Agreement....................(1)*

        10.3   Form of Confidentiality, Assignment and Non-Competition
               Agreement between the Company and employee officers............................(1)*

        10.4   Technology Agreement, dated November 12, 1996, between
               the Company and Cisco Systems, Inc..............................................(4)

        10.5A  Letter Agreement between the Company and William H. Largent regarding employment...........................................................(4)*

        10.5B  Employment Agreement between the Company and William H. Largent................(4)*

        10.6   Letter Agreement between the Company and
               John M. Spiegel re: employment.................................................(1)*

        10.7   Employment Agreement between the Company and
               William J. Mrukowski...........................................................(4)*

        10.8   Form of Indemnification Agreement between the Company
               and officers and directors.....................................................(2)*

        10.9   Schedule of Indemnification Agreements.........................................(2)*

        10.10  Omitted

        10.11  Omitted

        10.12  Omitted

        10.13  Company's 1996 Stock Option Plan...............................................(3)*

        11     Statement re: computation of earnings per share.................................(5)

        13     Portions of the Annual Report to Stockholders...................................(5)

        23.1   Consent of KPMG LLP.............................................................(5)

        24     Powers of Attorney     .........................................................(5)

        26     Financial Data Schedule.........................................................(5)

-------------------

        (1) Previously filed with the same exhibit number with the Company's Form 10-SB filed March 10, 1993 and incorporated herein by reference.
        (2) Previously filed with the same exhibit number with the Company's Form 10-KSB filed March 31, 1994 and incorporated herein by reference.
        (3) Previously filed with the same exhibit number with the Company's Form 10-K filed March 31, 1996 and incorporated herein by reference.
        (4) Previously filed with the same exhibit number with the Company's Form 10-K filed March 31, 1998 and incorporated herein by reference.
        (5)    Filed herewith.
         * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b) Form 8-K filed October 27, 1998, reporting that on October 23, 1998, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock through October 22, 1999 (Item 5).

(c)     Exhibits - The exhibits to this report follow the signature page.

(d)     Financial Statement Schedules - None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      APPLIED INNOVATION INC.

Date: March 26, 1999                  By:  /s/ Gerard B. Moersdorf, Jr.
                                          ------------------------------------
                                           Gerard B. Moersdorf, Jr., Chairman,
                                           President and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                            TITLE                              DATE
        ---------                            -----                              ----
 /s/ Gerard B. Moersdorf, Jr.         Chairman, President                  March 26, 1999
------------------------------        and Treasurer (Principal
Gerard B. Moersdorf, Jr.              Executive Officer)

 /s/ William H. Largent               Senior Vice President of             March 26, 1999
------------------------------        Operations and Chief Financial
William H. Largent                    Officer (Principal Financial
                                      Officer)

 /s/ John M. Spiegel                  Controller                           March 26, 1999
------------------------------        (Principal Accounting Officer)
John M. Spiegel

*James H. Blough
------------------------------
James H. Blough                       Director                             March 26, 1999

*Curtis A. Loveland
------------------------------
Curtis A. Loveland                    Director                             March 26, 1999

*Gerard B. Moersdorf, Sr.
------------------------------
Gerard B. Moersdorf, Sr.              Director                             March 26, 1999

*Richard W. Oliver
------------------------------
Richard W. Oliver                     Director                             March 26, 1999

*Thomas W. Huseby
------------------------------
Thomas W. Huseby                      Director                             March 26, 1999

*Alexander B. Trevor
------------------------------
Alexander B. Trevor                   Director                             March 26, 1999


*By: /s/ Gerard B. Moersdorf, Jr.
    -----------------------------
     Gerard B. Moersdorf, Jr.
     (Attorney-in-Fact)

                            APPLIED INNOVATION INC.
                            -----------------------

                                 EXHIBIT INDEX
                                       TO
                           ANNUAL REPORT ON FORM 10-K
                           for the fiscal year ended
                               December 31, 1998

EXHIBIT NO.                           DESCRIPTION
   PAGE

3.1    Certificate of Incorporation of the Company........................(1)

3.2    By-laws of the Company, as amended.................................(1)

10.1   Company's Amended and Restated 1986 Incentive Stock
       Option Plan, including form of Stock Option Agreement.............(1)*

10.2   Company's 1986 Amended and Restated Non-Statutory
       Stock Option Plan, including form of Stock Option Agreement.......(1)*

10.3   Form of Confidentiality, Assignment and Non-Competition
       Agreement between the Company and employee officers...............(1)*

10.4   Technology Agreement, dated November 12, 1996, between
       the Company and Cisco Systems, Inc.................................(4)

10.5A  Letter Agreement between the Company and William H. Largent regarding employment..............................................(4)*

10.5B  Employment Agreement between the Company and William H. Largent...(4)*

10.6   Letter Agreement between the Company and
       John M. Spiegel re: employment....................................(1)*

10.7   Employment Agreement between the Company and
       William J. Mrukowski..............................................(4)*

10.8   Form of Indemnification Agreement between the Company
       and officers and directors........................................(2)*

10.9   Schedule of Indemnification Agreements............................(2)*

10.10  Omitted

10.11  Omitted

10.12  Omitted

10.13  Company's 1996 Stock Option Plan..................................(3)*

11     Statement re: computation of earnings per share....................(5)

13     Portions of the Annual Report to Stockholders......................(5)

23.1   Consent of KPMG LLP................................................(5)

24     Powers of Attorney     ............................................(5)

26     Financial Data Schedule............................................(5)

-------------------

(1) Previously filed with the same exhibit number with the Company's Form 10-SB filed March 10, 1993 and incorporated herein by reference.
(2) Previously filed with the same exhibit number with the Company's Form 10-KSB filed March 31, 1994 and incorporated herein by reference.
(3) Previously filed with the same exhibit number with the Company's Form 10-K filed March 31, 1996 and incorporated herein by reference.
(4) Previously filed with the same exhibit number with the Company's Form 10-K filed March 31, 1998 and incorporated herein by reference.
(5)    Filed herewith.
 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.