Form 10-Q
period 1999-03-31
APPLIED INNOVATION INC
filed 1999-05-06
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of  April 26, 1999 there were 15,771,632 shares of common stock outstanding.

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

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             March 31, 1999 (unaudited) and December 31, 1998                  3

         Condensed Consolidated Statements of Operations for the
             three months ended March 31, 1999 and 1998 (unaudited)            4

         Condensed Consolidated Statements of Stockholders' Equity for the
             three months ended March 31, 1999 and 1998 (unaudited)            5

         Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 1999 and 1998 (unaudited)                  6

         Note to Condensed Consolidated Financial Statements (unaudited)       7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  8-11

Item 3. Quantitative and Qualitative Disclosure About Market Risk             11

Part II. Other Information
--------------------------

Items 1 - 5                                                                   12

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                         12

         (b) Reports on Form 8-K                                              12

Signatures                                                                    13

                            APPLIED INNOVATION INC.
                     Condensed Consolidated Balance Sheets

                                     Assets
                                     ------
                                                             (Unaudited)
                                                            March 31, 1999  December 31, 1998
                                                            --------------  -----------------
Current assets:
   Cash and cash equivalents                                  $19,443,832     $17,211,499
   Accounts receivable, net of allowance                        7,419,842       7,698,250
   Inventory                                                    3,377,561       3,620,655
   Prepaid expenses                                               328,112         295,923
   Deferred income taxes                                        1,484,000       1,410,000
                                                              -----------     -----------

         Total current assets                                  32,053,347      30,236,327

Property, plant and equipment - net                             9,021,638       9,426,240

Other assets                                                       43,393         107,106
                                                              -----------     -----------

         Total Assets                                         $41,118,378     $39,769,673
                                                              ===========     ===========


                      Liabilities and Stockholders' Equity
                      ------------------------------------

                                                             (Unaudited)
                                                            March 31, 1999  December 31, 1998
                                                            --------------  -----------------
Current liabilities:
   Accounts payable                                           $ 1,949,355     $ 1,051,922
   Accrued expenses                                             3,323,277       4,355,069
   Accrued warranty expenses                                    2,503,973       2,644,738
   Deferred revenue                                               441,099          11,261
                                                              -----------     -----------

         Total current liabilities                              8,217,704       8,062,990
                                                              -----------     -----------

   Deferred income taxes                                           50,000          64,000
                                                              -----------     -----------

Stockholders' equity:
   Common stock; $.01 par value; 30,000,000 shares
     authorized; 15,771,632 shares issued and outstanding
     in March, 1999; 15,786,132 shares issued and
     outstanding in December, 1998                                157,716         157,861
   Additional paid-in capital                                   8,279,335       8,337,154
   Retained earnings                                           24,413,623      23,147,668
                                                              -----------     -----------

                                                               32,850,674      31,642,683
                                                              -----------     -----------


         Total Liabilities and Stockholders' Equity           $41,118,378     $39,769,673
                                                              ===========     ===========


     See accompanying note to condensed consolidated financial statements.

                            APPLIED INNOVATION INC.
          Condensed Consolidated Statements of Operations (Unaudited)


                                                Three months ended March 31,
                                               ------------------------------
                                                  1999               1998
                                               -----------       ------------
Net sales                                      $10,854,102       $ 11,517,749

Cost of sales                                    4,265,527          4,864,367
                                               -----------       ------------

Gross profit                                     6,588,575          6,653,382

Operating expenses:
   Research and development                      1,619,889          3,339,010
   Selling, general, and administrative          3,202,234          3,598,785
                                               -----------       ------------

      Income (loss) from operations              1,766,452           (284,413)

Other income                                       212,503            107,947
                                               -----------       ------------

Income (loss) before income taxes                1,978,955           (176,466)

Income taxes                                       713,000            (60,000)
                                               -----------       ------------

Net income (loss)                              $ 1,265,955       $   (116,466)
                                               ===========       ============

Basic earnings (loss) per share                $      0.08       $      (0.01)
                                               ===========       ============

Diluted earnings (loss) per share              $      0.08       $      (0.01)
                                               ===========       ============

Weighted average shares outstanding
   for basic earnings (loss) per share          15,782,566         15,790,832
                                               ===========       ============

Weighted average shares outstanding
   for diluted earnings (loss) per share        15,821,745         15,790,832
                                               ===========       ============

See accompanying note to condensed consolidated financial statements.

                            APPLIED INNOVATION INC.
     Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
                   Three Months Ended March 31, 1999 and 1998


                                     Common Stock
                               ----------------------
                                 Number                  Additional
                                   of                     Paid-in        Retained
                                 Shares       Amount      Capital        Earnings
                               ----------   ---------    ----------    -----------
Balance - January 1, 1999      15,786,132   $ 157,861    $8,337,154    $23,147,668

Common stock repurchased          (14,500)       (145)      (57,819)            --

Net income for the period              --          --            --      1,265,955
                               ----------   ---------    ----------    -----------

Balance - March 31, 1999       15,771,632   $ 157,716    $8,279,335    $24,413,623
                               ==========   =========    ==========    ===========


Balance - January 1, 1998      15,790,832   $ 157,908    $8,407,058    $20,838,016

Net loss for the period                --          --            --       (116,466)
                               ----------   ---------    ----------    -----------

Balance - March 31, 1998       15,790,832   $ 157,908    $8,407,058    $20,721,550
                               ==========   =========    ==========    ===========

     See accompanying note to condensed consolidated financial statements.

                                    APPLIED INNOVATION INC.
                     Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                         Three Months Ended March 31,
                                                                      -------------------------------
                                                                         1999                 1998
                                                                      -----------        ------------
Cash flows from operating activities:
   Net income (loss)                                                  $ 1,265,955        $  (116,466)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
         Depreciation                                                     509,465            755,770
         Gain on sale of assets                                            (7,585)            (4,458)
         Provision for deferred income taxes                              (88,000)            35,000
         Effects of change in operating assets and liabilities:
             Accounts receivable                                          278,408          3,523,395
             Inventory                                                    243,094           (513,704)
             Prepaid expenses                                             (32,189)           101,009
             Other assets                                                  63,713            (12,774)
             Accounts payable                                             897,433           (924,227)
             Accrued expenses                                          (1,172,557)           (25,633)
             Deferred revenue                                             429,838             79,782
                                                                      -----------        -----------

         Net cash provided by operating activities                      2,387,575          2,897,694
                                                                      -----------        -----------


Cash flows from investing activities:
   Purchases of property and equipment                                   (104,863)          (326,540)
   Proceeds from sale of assets                                             7,585             26,000
                                                                      -----------        -----------

         Net cash used by investing activities                            (97,278)          (300,540)
                                                                      -----------        -----------


Cash flows from financing activities:
   Common stock repurchased                                               (57,964)                --
                                                                      -----------        -----------

         Net cash used by financing activities                            (57,964)                --
                                                                      -----------        -----------


Increase in cash and cash equivalents                                   2,232,333          2,597,154

Cash and cash equivalents - beginning of period                        17,211,499          8,195,156
                                                                      -----------        -----------

Cash and cash equivalents - end of period                             $19,443,832        $10,792,310
                                                                      ===========        ===========

     See accompanying note to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.

         Note to Condensed Consolidated Financial Statements (unaudited)

1. Basis of presentation - The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998, the condensed consolidated statements of stockholders' equity for the three months ended March 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results for the full year.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE FIRST QUARTER ENDED MARCH 31, 1999 VS. FIRST QUARTER ENDED MARCH 31, 1998

Net sales for the first quarter of 1999 were $10,854,000, a decrease of 6% from net sales of $11,518,000 for the first quarter of 1998. The decrease is attributable to a lower number of systems sold as a result of competition and order delays. Because of the Company's concentration of sales to Regional Bell Operating Companies (RBOC's) and long distance phone companies, a small number of customers have represented substantial portions of net sales. For the first three months of 1999, sales to four companies comprised 66% of total net sales. Each of the four customers contributed between 12% and 23% of net sales. The Company sells to all of the RBOC's.

Gross profit as a percentage of net sales was 61% for the first quarter of 1999 versus 58% for the same period in 1998. The increase in gross profit as a percentage of net sales for the first three months was a result of ongoing cost improvement programs which were implemented in 1998. Gross profit as a percentage of net sales is expected to decrease over the remainder of 1999 due to competitive pressure to reduce product pricing.

Research and development (R&D) expenses decreased 51% to $1,620,000 for the first quarter of 1999 from $3,339,000 for the same period in 1998. R&D decreased as a percentage of net sales to 15% for the first quarter of 1999 from 29% for the first quarter of 1998. R&D expenses for the first quarter of 1998 included $2,099,000 for the Access Products Group. The Company announced the termination of the Access Products Group on September 14, 1998. The Company anticipates decreased R&D expenses for 1999 due to the termination of the Access Products Group.

Selling, general and administrative expenses (SG&A) decreased to $3,202,000 in the first quarter of 1999 from $3,599,000 for the same period in 1998. As a percentage of net sales, this represents 30% in the first quarter of 1999 and 31% in the first quarter of 1998. The decrease in SG&A expenses was primarily attributable to the termination of the Access Products Group and closing of the Raleigh facility in September 1998.

As a result of the above factors, income from operations increased to $1,766,000 in the first quarter of 1999 from a loss from operations of $284,000 in the first quarter of 1998.

The Company's effective income tax rate was 36% for the first quarter of 1999 versus an effective rate of 34% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased by $2,232,000 during the first three months of 1999 to $19,444,000 at March 31, 1999. Operating activities provided $2,388,000 in cash in the first quarter of 1999. During the same period in 1998, cash increased by $2,597,000 to $10,792,000 at March 31, 1998.

Net working capital was $23,836,000 at March 31, 1999 compared to $22,173,000 at December 31, 1998. Current ratios on those dates were 3.9:1 and 3.8:1, respectively. The Company had no long-term debt at March 31, 1999 or December 31, 1998.

Net capital expenditures were $97,000 for the first three months of 1999 and $301,000 for the same period in 1998.

On October 22, 1998, the Company's Board of Directors approved a stock repurchase program which allows the Company to repurchase up to one million shares of its Common Stock, $.01 par value, through October 22, 1999. As of March 31, 1999, 48,300 shares had been purchased under this program. The Company intends to finance any additional stock purchases under the program using existing cash reserves.

The Company believes that existing cash and cash equivalents and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the next 12 months.

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

The Company has completed its initial assessment of its internal computer information systems and non-computer systems, which contain embedded computer technology, to determine if such systems are year 2000 compliant. Non-compliant systems have been categorized by their importance to the Company's operations as critical, moderate, and non-critical. The Company is currently correcting known non-compliant systems and presently believes that the amount of remediation work required to address year 2000 problems is not extensive. The Company has replaced certain of its financial and operational systems in the last several years, and management believes that the new equipment and software substantially address year 2000 issues.

The Company currently estimates that the total cost of addressing year 2000 issues will be approximately $700,000. The Company has already incurred approximately $200,000 through March 31, 1999 in addressing year 2000 evaluation and remediation work. All costs related to year 2000 evaluation and compliance are being expensed by the Company as incurred. The Company cannot guarantee that its efforts will prevent all consequences and there may be undetermined future costs due to business disruption that may be caused by customers, suppliers, or unforeseen circumstances.

The Company is still in the process of developing a contingency plan addressing its most likely year 2000 worst case scenario. The Company believes that the potential impact of a failure of its products in its customers' telecommunications networks would be minimal due to the function that its products serve. The Company's products assist customers in managing their telecommunications networks but do not carry customer telecommunications traffic.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include statements regarding future gross profit margins (paragraph 2), future R&D expenditures (paragraph 3), implementation and financing of the stock repurchase program (paragraph 10), sufficiency of capital resources (paragraph 11) and preparedness and compliance with year 2000 issues (paragraphs 12 through 16). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, the Company's ability to develop new products as planned and on budget, the impact of competitive products and services, the fact that the Company may decide to substantially increase R & D expenditures to meet the needs of its business and customers, currently unforeseen circumstances could require the use of capital resources, year 2000 issues are not fully determined and resolved and could require additional efforts and expenditures and could impose additional and unknown risks, and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including, the Company's Annual Report on Form 10-K. One or more of these factors have affected, and could in the future affect, the Company's business and financial results in future periods and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this press release will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk - inapplicable

Part II.  Other Information
---------------------------

Items 1 - 5.      Inapplicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                                     APPLIED INNOVATION INC.
                                            Exhibit 11
                Statements Regarding Computation of Earnings Per Share (unaudited)
                       For the three months ended March 31, 1999 and 1998


                                                                            1999          1998
                                                                            ----          ----
Weighted average number of common shares outstanding -
  used for computation of basic earnings (loss) per share                15,782,566    15,790,832

Add net shares issuable pursuant to stock option plans less
  shares assumed repurchased at the average market price                     39,179             0
                                                                        -----------   -----------

Number of shares for computation of diluted earnings
  (loss) per share                                                       15,821,745   15,790,832
                                                                        ===========   ===========

Net income (loss) for basic and diluted earnings (loss) per share       $ 1,265,955   $  (116,466)
                                                                        ===========   ===========

Basic earnings (loss) per share                                                $.08         $(.01)
                                                                               ====         =====

Diluted earnings (loss) per share                                              $.08         $(.01)
                                                                               ====         =====


         Exhibit 27 - Financial Data Schedule


         (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           APPLIED INNOVATION INC.
                                           -----------------------
                                           (Registrant)



May 7, 1999                                /s/ Gerard B. Moersdorf, Jr.
-----------                                ----------------------------
Date                                       Gerard B. Moersdorf, Jr.
                                           Chairman of the Board, President,
                                           Chief Executive Officer and Treasurer
                                           (Principal Executive Officer)



May 7, 1999                                /s/ William H. Largent
-----------                                ----------------------
Date                                       William H. Largent
                                           Senior Vice President - Operations
                                           and Chief Financial Officer
                                           (Chief Financial Officer)



May 7, 1999                                /s/ John M. Spiegel
-----------                                -------------------
Date                                       John M. Spiegel
                                           Controller
                                           (Principal Accounting Officer)