Form 10-Q
period 1999-06-30
APPLIED INNOVATION INC
filed 1999-08-16
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

As of August 6, 1999 there were 15,540,732 shares of common stock outstanding.

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

Part I. Financial Information
-----------------------------

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of
            June 30, 1999 (Unaudited) and December 31, 1998                         3

        Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 1999 and 1998 (Unaudited)           4

        Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1999 and 1998 (Unaudited)                     5

        Notes to Condensed Consolidated Financial Statements (Unaudited)        6 - 7

Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      8 - 12

Item 3. Quantitative and Qualitative Disclosure About Market Risk                  12

Part II.Other Information
-------------------------

Items 1 - 5                                                                        12

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits                                                               13

        (b) Reports on Form 8-K - None

Signatures                                                                         14

Part 1.  Financial Information
------------------------------

Item 1.  Financial Statements

                                         APPLIED INNOVATION INC.
                                  Condensed Consolidated Balance Sheets

                                                  Assets
                                                  ------
                                                                         (Unaudited)
                                                                        June 30, 1999   December 31, 1998
                                                                        -------------   -----------------
Current assets:
    Cash and cash equivalents                                            $16,355,375        $17,211,499
    Short-term investments                                                   174,618                 --
    Accounts receivable, net of allowance                                  7,472,389          7,698,250
    Inventory                                                              3,040,156          3,620,655
    Prepaid expenses                                                         175,594            295,923
    Deferred income taxes                                                  1,450,000          1,410,000
                                                                         -----------        -----------

          Total current assets                                            28,668,132         30,236,327

Property, plant and equipment - net                                        8,758,192          9,426,240

Investments                                                                3,077,717                 --

Other assets                                                                  48,257            107,106
                                                                         -----------        -----------

          Total Assets                                                   $40,552,298        $39,769,673
                                                                         ===========        ===========

                                  Liabilities and Stockholders' Equity
                                  ------------------------------------

                                                                         (Unaudited)
                                                                        June 30, 1999   December 31, 1998
                                                                        -------------   -----------------
Current liabilities:
    Accounts payable                                                     $ 1,532,777        $ 1,051,922
    Accrued expenses                                                       2,463,366          4,355,069
    Accrued warranty expenses                                              2,298,185          2,644,738
    Deferred revenue                                                         533,325             11,261
                                                                         -----------        -----------

          Total current liabilities                                        6,827,653          8,062,990
                                                                         -----------        -----------

    Deferred income taxes                                                     50,000             64,000
                                                                         -----------        -----------

Stockholders' equity:
    Common stock; $.01 par value; 30,000,000 shares
      authorized; 15,540,732 shares issued and outstanding
      in June, 1999; 15,786,132 shares issued and
      outstanding in December, 1998                                          155,407            157,861
    Additional paid-in capital                                             7,452,284          8,337,154
    Retained earnings                                                     26,095,453         23,147,668
    Accumulated other comprehensive loss - net
      unrealized loss on investment securities                               (28,499)                --
                                                                         -----------        -----------

                                                                          33,674,645         31,642,683
                                                                         -----------        -----------


          Total Liabilities and Stockholders' Equity                     $40,552,298        $39,769,673
                                                                         ===========        ===========

      See accompanying note to condensed consolidated financial statements.

                                       APPLIED INNOVATION INC.
                     Condensed Consolidated Statements of Operations (Unaudited)

                                             Three months ended June 30,      Six months ended June 30,
                                             ---------------------------     ---------------------------
                                                1999            1998            1999            1998
                                             -----------     -----------     -----------     -----------
Net sales                                    $12,522,529     $14,783,826     $23,376,631     $26,301,575

Cost of sales                                  5,344,836       6,512,403       9,610,363      11,376,770
                                             -----------     -----------     -----------     -----------

Gross profit                                   7,177,693       8,271,423      13,766,268      14,924,805

Operating expenses:
    Research and development                   1,781,652       3,948,475       3,401,541       7,287,485
    Selling, general, and administrative       2,936,369       4,053,012       6,138,603       7,651,797
                                             -----------     -----------     -----------     -----------

       Income (loss) from operations           2,459,672         269,936       4,226,124         (14,477)

Other income, net                                169,158         164,353         381,661         272,300
                                             -----------     -----------     -----------     -----------

Income before income taxes                     2,628,830         434,289       4,607,785         257,823

Income taxes                                     947,000         148,000       1,660,000          88,000
                                             -----------     -----------     -----------     -----------


Net income                                   $ 1,681,830     $   286,289     $ 2,947,785     $   169,823
                                             ===========     ===========     ===========     ===========

Basic earnings per share                     $      0.11     $      0.02     $      0.19     $      0.01
                                             ===========     ===========     ===========     ===========

Diluted earnings per share                   $      0.11     $      0.02     $      0.19     $      0.01
                                             ===========     ===========     ===========     ===========

Weighted average shares outstanding
    for basic earnings per share              15,663,296      15,802,357      15,722,931      15,796,595
                                             ===========     ===========     ===========     ===========

Weighted average shares outstanding
    for diluted earnings per share            15,695,590      16,212,409      15,758,668      16,038,542
                                             ===========     ===========     ===========     ===========

      See accompanying note to condensed consolidated financial statements.

                                      APPLIED INNOVATION INC.
                    Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                       Six Months Ended June 30,
                                                                     -----------------------------
                                                                        1999              1998
                                                                     -----------       -----------
Cash flows from operating activities:
    Net income                                                       $ 2,947,785       $   169,823
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                   992,843         1,478,552
          Loss(gain) on sale of assets                                    68,057            (7,368)
          Provision for deferred income taxes                            (54,000)         (155,000)
          Effects of change in operating assets and liabilities:
              Accounts receivable                                        225,861         2,246,884
              Inventory                                                  580,499          (182,370)
              Prepaid expenses                                           120,329           194,823
              Other assets                                                58,849            (8,322)
              Accounts payable                                           480,855          (664,970)
              Accrued expenses                                        (2,238,256)          420,610
              Deferred revenue                                           522,064                --
                                                                     -----------       -----------

          Net cash provided by operating activities                    3,704,886         3,492,662
                                                                     -----------       -----------


Cash flows from investing activities:
    Purchases of short-term available for sale investments              (203,117)               --
    Purchases of available for sale investments                       (3,077,717)               --
    Purchases of property and equipment                                 (416,286)         (700,511)
    Proceeds from sale of assets                                          23,434            28,910
                                                                     -----------       -----------

          Net cash used by investing activities                       (3,673,686)         (671,601)
                                                                     -----------       -----------


Cash flows from financing activities:
    Proceeds from issuance of common stock                                    --            20,024
    Tax benefit associated with exercise of stock options                     --               714
    Common stock repurchased                                            (887,324)               --
                                                                     -----------       -----------

          Net cash provided (used) by financing activities              (887,324)           20,738
                                                                     -----------       -----------


Increase(decrease) in cash and cash equivalents                         (856,124)        2,841,799

Cash and cash equivalents - beginning of period                       17,211,499         8,195,156
                                                                     -----------       -----------

Cash and cash equivalents - end of period                            $16,355,375       $11,036,955
                                                                     ===========       ===========

      See accompanying note to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.
              Notes to Condensed Consolidated Financial Statements
                             June 30, 1999 and 1998
                                   (Unaudited)


1. Basis of presentation - The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and changes in cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results for the full year.

2. Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 1999 and December 31, 1998 are summarized below:

                                   June 30, 1999      December 31, 1998
                                   -------------      -----------------
        Raw materials                $2,095,712          $2,280,652
        Work-in-process                 294,473             235,062
        Finished goods                  869,971           1,264,941
                                     ----------          ----------
                                      3,260,156           3,780,655
        Reserve for obsolescence       (220,000)           (160,000)
                                     ----------          ----------
                                     $3,040,156          $3,620,655
                                     ==========          ==========

3. Investments - During the six month period ended June 30, 1999, the company invested $3,281,000 in securities and Treasury notes. Those investments scheduled to mature in more than one year have been classified as non-current investments. All investments at June 30, 1999 are considered available-for-sale and, accordingly, are recorded at fair value. The difference between historical cost (purchase price) and fair value has been recorded as a reduction to stockholders' equity.

4. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

5. Comprehensive income - Comprehensive income for the three and six months ended June 30, 1999 was $1,653,331 and $2,919,286, respectively. Comprehensive income for the three and six months ended June 30, 1998 was $286,289 and $169,823, respectively. The adjustment necessary to reconcile net income with comprehensive income is for the net unrealized loss on investment securities.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 VS. SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

Net sales for the second quarter of 1999 were $12,523,000, a decrease of 15% from net sales of $14,784,000 for the second quarter of 1998. Year-to-date, net sales for 1999 are down 11% over 1998. This decrease is attributable to a lower number of systems sold. Because of the Company's concentration of sales to Regional Bell Operating Companies (RBOC's) and long distance phone companies, a small number of customers have represented substantial portions of net sales. For the first six months of 1999, sales to three companies comprised 58% of net sales. Each of the three customers contributed between 11% and 31% of net sales. The Company sells to all of the RBOC's.

Gross profit as a percentage of net sales was 57% for the second quarter of 1999 versus 56% for the same period in 1998. Year-to-date gross profit percentages were 59% and 57% for 1999 and 1998, respectively. The Company anticipates that gross profit as a percentage of net sales will decrease over the remainder of 1999 due to the Company's new aggressive pricing strategy to address increased competition.

Research and development (R&D) expenses decreased 55% to $1,782,000 for the second quarter of 1999 from $3,948,000 for the same period in 1998. R&D decreased as a percentage of net sales to 14% for the second quarter of 1999 from 27% for the same period in 1998. Year-to-date R&D expenses were $3,402,000 for 1999 and $7,287,000 for 1998. As a percentage of net sales, this represents 15% for 1999 and 28% for 1998. The decrease in R&D expenses was attributable to the termination of the Access Products Group on September 14, 1998. R&D expenses for the Access Products Group were $4,630,000 for the first six months of 1998. The Company anticipates that R&D expenses in the third quarter of 1999 will be lower than in 1998 due to the termination of the Access Products Group.

Selling, general and administrative expenses (SG&A) decreased to $2,936,000 in the second quarter of 1999 from $4,053,000 in 1998. As a percentage of net sales, this represents 23% in 1999 and 27% in 1998. Year-to-date SG&A was $6,139,000 for 1999 and $7,652,000 for 1998 and represented 26% of net sales in 1999 and 29% in 1998. The significant decrease in SG&A is primarily due to a reduction in administrative staffing and decreased use of consulting services. The Company expects additional decreases in SG&A during the remainder of 1999 due to the termination of the Access Products Group and other cost improvement programs.

As a result of the above factors, income from operations increased to $2,460,000 in the second quarter of 1999 from $270,000 in the second quarter of 1998. Second quarter income from operations represents 20% and 2% of net sales in 1999 and 1998, respectively. Year-to-date income from operations was $4,226,000 for 1999 versus a loss from operations of $14,000 in 1998. Year-to-date income from operations represents 18% of net sales in 1999 versus a loss from operations of less than 1% in 1998.

The Company's effective income tax rate was 36% for the current quarter versus an effective rate of 34% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $856,000 during the first six months of 1999 to $16,355,000 at June 30, 1999. However, the Company invested approximately $3,281,000 in short and long term investments during the period. Operating activities produced $3,705,000 in cash. During the same period in 1998, cash increased by $2,842,000 to $11,037,000 at June 30, 1998.

Net working capital was $21,840,000 at June 30, 1999 compared to $22,173,000 at December 31, 1998. Current ratios on those dates were 4.2:1 and 3.8:1, respectively. The Company had no long-term debt at June 30, 1999 or December 31, 1998.

Net capital expenditures were $416,000 for the first half of 1999 and $701,000 for the same period in 1998. Cash used for investing activities also included $3,281,000 for the net purchases of short and long-term investments.

On October 23, 1998, the Company's Board of Directors approved a stock repurchase program which allows the Company to repurchase up to one million shares of its Common Stock, $.01 par value, through October 22, 1999. As of June 30, 1999, 279,200 shares had been purchased under this program. The Company intends to finance any additional stock purchases under the program using existing cash reserves.

The Company believes that its existing cash, cash equivalents, investments, and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the end of 1999.

YEAR 2000

The Company faces year 2000 compliance issues similar to those faced by other companies which design, manufacture, and sell equipment used in the telecommunications industry. Year 2000 compliance issues typically arise with respect to computer software systems and programs that use only two digits, rather than four digits, to represent a particular year. Consequently, these systems and programs may not process dates properly beyond the year 1999 and may result in miscalculation or system failures causing disruptions of business operations.

The Company's product development processes currently contain steps to include year 2000 compliance verification for all current and future products. Most of the Company's products are currently year 2000 compliant, and the Company believes that compliance for all of its products will be achieved prior to January 1, 2000. Customers may upgrade non-compliant products to existing compliant products. Although the products currently offered by the Company have been tested for year 2000 compliance, any failure of the Company's products to perform, including the failure to process dates beyond the year 1999, could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's future net sales could be impacted if customers divert portions of their capital expenditure budgets toward the year 2000 issue and away from programs that include purchases of the Company's products.

The Company has completed its initial assessment of its internal computer information systems and non-computer systems, which contain embedded computer technology, to determine if such systems are year 2000 compliant. Non-compliant systems have been categorized by their importance to the Company's operations as critical, moderate, and non-critical. The Company is currently correcting known non-compliant systems and presently believes that the amount of remediation work required to address year 2000 problems is not extensive. The Company has replaced certain financial and operational systems in the last several years, and management believes that the new equipment and software substantially address year 2000 issues.

The Company currently estimates that the total cost of addressing year 2000 issues will be approximately $700,000. The Company has already incurred approximately $385,000 through June 30, 1999 in addressing year 2000 evaluation and remediation work. All costs related to year 2000 evaluation and compliance are being expensed by the Company as incurred, except for long-lived assets, which will be capitalized in accordance with the Company's capitalization policies.

The Company has not determined whether year 2000 issues affecting key suppliers, significant customers, or critical service providers will materially impact the Company's cash flows or operating results. A reasonably likely worst case scenario of the year 2000 issue could include: isolated performance problems with engineering, financial and administrative systems; isolated interruption of deliveries from critical suppliers; product liability or warranty issues; and the temporary inability of key customers to pay amounts due us. However, the Company believes that the potential impact of a failure of its products in its customers' telecommunications networks would be minimal due to the function that its products serve. The Company's products assist customers in managing their telecommunications networks but do not carry customer telecommunications traffic.

Contingency plans are being prepared, and will be implemented if necessary, including having sufficient liquidity available to sustain a temporary interruption of cash receipts during early 2000 and the identification of alternative suppliers for critical components. There can be no assurance that we have identified, or will identify, all year 2000 affected systems, suppliers, customers, and service providers, or that our corrective action plan will be timely and successful.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include statements regarding future gross profit margins (paragraph 2), future R&D expenditures (paragraph 3), future SG&A expenditures (paragraph 4), implementation and financing of the stock repurchase program (paragraph 10), sufficiency of capital resources (paragraph 11) and preparedness and compliance with year 2000 issues (paragraphs 12 through 16). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, the Company's ability to develop new products as planned and on budget, the impact of competitive products and services, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances could require the use of capital resources, year 2000 issues are not fully determined and resolved and could require additional efforts and expenditures and could impose additional and unknown risks, and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this press release will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk -

The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks. Furthermore, the Company has not entered into any derivative contracts and the Company has no debt outstanding as of June 30, 1999.


Part II.  Other Information
---------------------------

Items 1 - 3.   Inapplicable

Item 4.        Submission of Matters to a Vote of Security Holders

(a) Applied Innovation Inc. held its annual meeting of stockholders on April 22, 1999, for the purpose of electing two Class III directors.

(b) At the annual meeting of stockholders, all directors nominated were elected.

(c) The table shows the voting tabulation for each matter voted upon at the annual meeting of stockholders.

ACTION                                          FOR               WITHHELD
------                                          ---               --------
Election of Class II Directors:

        Gerard B. Moersdorf, Jr.             14,505,121           469,503
        Alexander B. Trevor                  14,502,921           471,703

Item 5.        Inapplicable

Part II.  Other Information
---------------------------

Item 6.        Exhibits and Reports on Form 8-K

               (a)   Exhibits

                             APPLIED INNOVATION INC.
                                   Exhibit 11
            Statement Regarding Computation of Earnings Per Share For
                   the six months ended June 30, 1999 and 1998

                                                      1999               1998
                                                   (Unaudited)        (Unaudited)
                                                   -----------        -----------
Weighted average number of common
    shares outstanding - used for
    computation of basic earnings
    per share                                      15,722,931         15,796,595

Add net shares issuable pursuant to stock
    option plans less shares assumed
    repurchased at the average market price            35,737            241,947
                                                   ----------         ----------

Number of shares for computation of
    diluted earnings per share                     15,758,668         16,038,542
                                                   ==========         ==========

Net income for basic and diluted
    earnings per share                             $2,947,785         $  169,823
                                                   ==========         ==========

Basic earnings per share                           $      .19         $      .01
                                                   ==========         ==========

Diluted earnings per share                         $      .19         $      .01
                                                   ==========         ==========

               Exhibit 27 - Financial Data Schedule

               (b) Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      APPLIED INNOVATION INC.
                                      -----------------------
                                      (Registrant)


August 13, 1999                       /s/  Gerard B. Moersdorf, Jr.
---------------                       ------------------------------------------
Date                                  Gerard B. Moersdorf, Jr.
                                      Chairman of the Board, President,
                                      Chief Executive Officer and Treasurer
                                      (Principal Executive Officer)


August 13, 1999                       /s/  Michael P. Keegan
---------------                       ------------------------------------------
Date                                  Michael P. Keegan
                                      Vice President and Chief Financial Officer
                                      (Chief Financial Officer)


August 13, 1999                       /s/  John M. Spiegel
---------------                       ------------------------------------------
Date                                  John M. Spiegel
                                      Controller
                                      (Principal Accounting Officer)