Form 10-Q
period 1999-09-30
APPLIED INNOVATION INC
filed 1999-11-12
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999 OR

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

As of November 8, 1999 there were 15,384,232 shares of common stock outstanding.

                             APPLIED INNOVATION INC.

                                Table of Contents

                                                                          Page
                                                                          ----
Facing Page                                                               1

Table of  Contents                                                        2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             September 30, 1999 (Unaudited) and December 31, 1998         3

         Condensed Consolidated Statements of Operations for the
             three- and nine-month periods ended September 30, 1999
             and 1998 (Unaudited)                                         4

         Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998 (Unaudited) 5

         Notes to Condensed Consolidated Financial Statements (Unaudited) 6 - 7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8 - 12

Item 3. Quantitative and Qualitative Disclosure About Market Risk         12

PART II. OTHER INFORMATION

Items 1 - 5                                                               12

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                     12

         (b) Reports on Form 8-K - None                                   12

Signatures                                                                14

    PART 1.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

                             APPLIED INNOVATION INC.
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                                            (Unaudited)
                                                                                        September 30, 1999    December 31, 1998
                                                                                        --------------------  -------------------
Current assets:
    Cash and cash equivalents                                                                  $ 17,591,910         $ 17,211,499
    Short-term investments                                                                        1,462,986                    -
    Accounts receivable, net of allowance                                                         7,100,414            7,698,250
    Inventory                                                                                     4,656,500            3,620,655
    Prepaid expenses                                                                                107,257              295,923
    Deferred income taxes                                                                         1,350,000            1,410,000
                                                                                        --------------------  -------------------

          Total current assets                                                                   32,269,067           30,236,327

Property, plant and equipment - less accumulated                                                  8,646,475            9,426,240
    depreciation of $5,508,604 and $5,276,287, respectively
Investments                                                                                       2,639,754                    -

Other assets                                                                                         49,137              107,106
                                                                                        --------------------  -------------------

          Total Assets                                                                         $ 43,604,433         $ 39,769,673
                                                                                        ====================  ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                            $ 2,270,322          $ 1,051,922
    Accrued expenses                                                                              3,644,162            4,355,069
    Accrued warranty expenses                                                                     2,225,726            2,644,738
    Deferred revenue                                                                                440,816               11,261
                                                                                        --------------------  -------------------

          Total current liabilities                                                               8,581,026            8,062,990
                                                                                        --------------------  -------------------

    Deferred income taxes                                                                                 -               64,000
                                                                                        --------------------  -------------------


Stockholders' equity:
    Common stock; $.01 par value; 30,000,000 shares
      authorized; 15,497,732 and 15,786,132 shares issued
      and outstanding, respectively                                                                 154,977              157,861
    Additional paid-in capital                                                                    7,281,884            8,337,154
    Retained earnings                                                                            27,605,565           23,147,668
    Accumulated other comprehensive loss - net                                                      (19,019)                   -
                                                                                        --------------------  -------------------

                                                                                                 35,023,407           31,642,683
                                                                                        --------------------  -------------------


          Total Liabilities and Stockholders' Equity                                           $ 43,604,433         $ 39,769,673
                                                                                        ====================  ===================

     See accompanying notes to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.
           Condensed Consolidated Statements of Operations (Unaudited)


                                                      Three months ended September 30,       Nine months ended September 30,
                                                   ------------------------------------------------------------------------------
                                                          1999               1998               1999                  1998
                                                   -----------------  ----------------- --------------------  -------------------

Net sales                                              $ 11,779,417       $ 14,020,173         $ 35,156,048         $ 40,321,748

Cost of sales                                             4,719,553          5,598,202           14,329,916           16,974,972
                                                   -----------------  ----------------- --------------------  -------------------

Gross profit                                              7,059,864          8,421,971           20,826,132           23,346,776

Operating expenses:
    Research and development                              2,041,484          3,183,857            5,443,025           10,471,342
    Selling, general, and administrative                  2,946,852          3,741,502            9,085,455           11,393,299
    Non-recurring charge                                          -          3,800,000                    -            3,800,000
                                                   -----------------  ----------------- --------------------  -------------------

       Income (loss) from operations                      2,071,528         (2,303,388)           6,297,652           (2,317,865)

Other income, net                                           287,584            202,161              669,245              474,461
                                                   -----------------  ----------------- --------------------  -------------------

Income (loss) before income taxes                         2,359,112         (2,101,227)           6,966,897           (1,843,404)

Income taxes                                                849,000           (715,000)           2,509,000             (627,000)
                                                   -----------------  ----------------- --------------------  -------------------


Net income (loss)                                       $ 1,510,112       $ (1,386,227)         $ 4,457,897         $ (1,216,404)
                                                   =================  ================= ====================  ===================

Basic earnings (loss) per share                              $ 0.10            $ (0.09)              $ 0.28              $ (0.08)
                                                   =================  ================= ====================  ===================

Diluted earnings (loss) per share                            $ 0.10            $ (0.09)              $ 0.28              $ (0.08)
                                                   =================  ================= ====================  ===================

Shares used in per share
    calculation - basic                                  15,526,895         15,816,907           15,657,586           15,803,365
                                                   =================  ================= ====================  ===================

Shares used in per share
    calculation - diluted                                15,561,283         15,816,907           15,692,873           15,803,365
                                                   =================  ================= ====================  ===================


     See accompanying notes to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                                Nine Months Ended September 30,
                                                                                        -----------------------------------------
                                                                                               1999                  1998
                                                                                        --------------------  -------------------
Cash flows from operating activities:
    Net income(loss)                                                                            $ 4,457,897         $ (1,216,404)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                                            1,450,417            2,139,542
          Loss on sale of assets                                                                     69,067            1,955,433
          Provision for deferred income taxes                                                        (4,000)            (221,000)
          Effects of change in operating assets and liabilities:
              Accounts receivable                                                                   597,836            3,288,626
              Inventory                                                                          (1,035,845)            (377,240)
              Prepaid expenses                                                                      188,666               54,307
              Other assets                                                                           57,969               (8,322)
              Accounts payable                                                                    1,218,400           (1,569,690)
              Accrued expenses                                                                   (1,129,919)           2,858,394
              Deferred revenue                                                                      429,555                    -
                                                                                        --------------------  -------------------

          Net cash provided by operating activities                                               6,300,043            6,903,646
                                                                                        --------------------  -------------------

Cash flows from investing activities:
    Purchases of property and equipment                                                            (763,644)          (1,071,494)
    Proceeds from sale of assets                                                                     23,925               29,845
    Purchases of short-term available for sale investments                                       (1,482,005)                   -
    Purchases of available for sale investments                                                  (2,639,754)                   -
                                                                                        --------------------  -------------------

          Net cash (used) by investing activities                                                (4,861,478)          (1,041,649)
                                                                                        --------------------  -------------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                                -               50,273
    Tax benefit associated with exercise of stock options                                                 -                8,082
    Common stock repurchased                                                                     (1,058,154)                   -
                                                                                        --------------------  -------------------

          Net cash provided (used) by financing activities                                       (1,058,154)              58,355
                                                                                        --------------------  -------------------


Increase in cash and cash equivalents                                                               380,411            5,920,352

Cash and cash equivalents - beginning of period                                                  17,211,499            8,195,156
                                                                                        --------------------  -------------------

Cash and cash equivalents - end of period                                                      $ 17,591,910         $ 14,115,508
                                                                                        ====================  ===================

     See accompanying notes to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.
              Notes to Condensed Consolidated Financial Statements
                           September 30, 1999 and 1998
                                   (Unaudited)

1. Basis of presentation - The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results for the full year.

2. Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at September 30, 1999 and December 31, 1998 are summarized below:


                                September 30, 1999        December 31, 1998
                                ------------------        -----------------
    Raw materials                        $ 1,962,308              $ 2,280,652
    Work-in-process                        1,779,132                  235,062
    Finished goods                         1,075,060                1,264,941
                                           ---------                ---------
                                           4,816,500                3,780,655
    Reserve for obsolescence                (160,000)                (160,000)
                                       -------------            -------------
                                         $ 4,656,500              $ 3,620,655
                                         ===========              ===========

3. Investments - During the nine-month period ended September 30, 1999, the Company invested $4,122,000 in securities and Treasury notes. Those investments scheduled to mature in more than one year have been classified as non-current investments. All investments at September 30, 1999 are considered available-for-sale and, accordingly, are recorded at fair value. The difference between historical cost (purchase price) and fair value has been recorded as a reduction to stockholders' equity, net of tax.

4. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

5. Comprehensive income - Comprehensive income for the three- and nine-month periods ended September 30, 1999 was $1,491,093 and $4,438,878, respectively. Comprehensive income for the three- and nine-month periods ended September 30, 1998 was $1,386,227 and $1,216,404, respectively. The sole adjustment necessary to reconcile net income with comprehensive income is for the net unrealized losses, net of taxes, on investment securities.

6. Earnings per share - Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods.

Outstanding shares of common stock used in calculating earnings per share differed from those amounts reported in the consolidated financial statements as follows:

                                      Three months ended                   Three months ended
                                      September 30, 1999                   September 30, 1998
                              ------------------------------------    ---------------------------
                               Basic earnings     Diluted earnings     Basic and diluted earnings
                              (loss) per share    (loss) per share          (loss) per share
                              ----------------    ----------------    ---------------------------
Outstanding shares                15,497,732         15,497,732                 15,819,932
Effect of weighting changes
     in outstanding shares            29,163             29,163                     (3,025)
Stock options                            - -             34,388                        - -
                            ----------------      -------------          -----------------
     Adjusted shares              15,526,895         15,561,283                 15,816,907
                                  ==========         ==========                 ==========


                                      Nine months ended                     Nine months ended
                                      September 30, 1999                   September 30, 1998
                              ------------------------------------     --------------------------
                               Basic earnings     Diluted earnings     Basic and diluted earnings
                              (loss) per share    (loss) per share          (loss) per share
                              ----------------    ----------------     --------------------------
Outstanding shares                15,497,732         15,497,732                 15,819,932
Effect of weighting changes
     in outstanding shares           159,854            159,854                    (16,567)
Stock options                            - -             35,287                        - -
                            ----------------      -------------          -----------------
     Adjusted shares              15,567,586         15,692,873                 15,803,365
                                  ==========         ==========                 ==========


7. Subsequent event - On October 21, 1999, the Company's Board of Directors approved a one year extension of the Company's 1,000,000 share stock repurchase program originally adopted in October 1998. Under this program, the Company has repurchased 334,600 shares through October 21, 1999. With the extension, the Company may repurchase up to an additional 665,400 shares of its Common Stock, $0.01 par value, through October 31, 2000.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998

Net sales for the third quarter of 1999 were $11,779,000, a decrease of 16% from net sales of $14,020,000 for the third quarter of 1998. Year-to-date, net sales of $35,156,048 for 1999 are down 13% over 1998 year-to-date sales of $40,321,748. The Company believes the decrease in sales is largely attributed to increased competition in markets served by the Company's AI Switch 180 and, to a lesser extent, temporary postponement of orders from certain customers as they address year 2000 issues within their networks. Due to these factors, the Company expects sales for all of 1999 to be lower than 1998. However, the Company has introduced several products late in the third quarter and early fourth quarter of 1999, including AIscout, AIspy, NEWEB and AIflex. The Company believes these products will be well received in our current markets and will contribute to overall sales in the fourth quarter 1999 and in 2000.

Because of the Company's concentration of sales to Regional Bell Operating Companies (RBOC's) and long distance phone companies, a small number of customers have represented substantial portions of net sales. For the first nine months of 1999, sales to four companies comprised 67% of net sales. Each of the four customers contributed between 10% and 30% of net sales. The Company sells to all of the RBOC's.

Gross profit as a percentage of net sales was 60% for the third quarter of 1999, versus 60% for the third quarter of 1998. Year-to-date gross profit percentages were 59% and 58% for 1999 and 1998, respectively. The Company anticipates that gross profit as a percentage of net sales will decrease over the remainder of 1999 due to competitive pricing pressure in the Company's markets. Additionally, the Company expects to begin shipping recently introduced products in the fourth quarter. These products have lower selling prices and are expected to generate slightly lower gross margins than the Company's products have historically achieved.

Research and development (R&D) expenses decreased 36% to $2,041,000 for the third quarter of 1999, from $3,184,000 for the same period in 1998. R&D decreased as a percentage of net sales to 17% for the third quarter of 1999, from 23% for the same period in 1998. Year-to-date R&D expenses were $5,443,000 for 1999 and $10,471,000 for 1998. As a percentage of net sales, this represents 15% for 1999 and 26% for 1998. The decrease in R&D expenses was attributable to the termination of the Access Products Group on September 14, 1998. R&D expenses for the Access Products Group were $6,263,000 for the first nine months of 1998. The Company anticipates that R&D expenses for 1999 will be significantly less than 1998. However, the Company expects R&D expenses to increase in the fourth quarter of 1999 compared to amounts in the first three quarters of 1999 as the Company increases the amount of resources allocated to the investigation of potential new products and technologies.

Selling, general and administrative expenses (SG&A) decreased to $2,947,000 in the third quarter of 1999, from $3,742,000 in 1998. As a percentage of net sales, this represents 25% in 1999 and 27% in 1998. Year-to-date SG&A was $9,085,000 for 1999 and $11,393,000 for 1998, which represented 26% of net sales in 1999 and 28% in 1998. The decrease in SG&A is primarily attributed to a reduction in sales commissions and marketing expenses, as well as rent and other costs associated with the Company's terminated Access Products Group. The Company anticipates that SG&A expenses for 1999 will be lower than 1998, and expects the fourth quarter of 1999 to be similar to amounts spent during the first three quarters of 1999.

As a result of the above factors, income from operations increased to $2,072,000 in the third quarter of 1999, from a loss of $2,303,000 in the third quarter of 1998. Third quarter income from operations represents 18% of net sales versus a loss from operations of 16% of net sales in 1999 and 1998, respectively. Year-to-date income from operations was $6,298,000 for 1999, versus a loss from operations of $2,318,000 in 1998. Year-to-date income from operations represents 18% of net sales in 1999, versus a loss from operations of 6% in 1998.

The Company's effective income tax rate was 36% for the current quarter versus an effective rate of 34% for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $21,695,000 of cash and cash equivalents and short- and long-term investments at September 30, 1999. During the nine-month period then ended, operating activities provided $6,300,000 in cash. During the same period the Company purchased $763,000 of equipment to support operations and purchased $4,122,000 of investment securities. The Company may invest in additional investment securities during the remainder of 1999, with a greater emphasis on securities with maturities greater than one year, to increase the yield on the Company's portfolio.

Net working capital was $23,688,000 at September 30, 1999, compared to $22,173,000 at December 31, 1998. At September 30, 1999, the current ratio was 3.8:1 and the Company had no debt outstanding.

On October 21, 1999, the Company's Board of Directors approved a one year extension of the Company's 1,000,000 share stock repurchase program originally adopted in October 1998. Under this program, the Company has repurchased 334,600 shares through October 21, 1999. With the extension, the Company may repurchase up to an additional 665,400 shares of its Common Stock, $0.01 par value, through October 31, 2000.

The Company believes that its existing cash, cash equivalents, investments, and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the end of 2000.

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

During the third quarter of 1999, the Company completed comprehensive testing of its internal computer information systems infrastructure and non-computer systems that contain embedded computer technology, to determine if such systems are year 2000 compliant. Such testing included shutting down all significant systems and the subsequent restart of the systems using various dates in the year 2000 and beyond. The testing procedures confirmed our previous expectations that only a small number of non-compliant systems would require remediation. Non-compliant systems have been categorized by their importance to the Company's operations as critical, moderate, and non-critical. The Company is currently correcting known non-compliant systems and presently believes that the amount of remediation work required to address year 2000 problems is not extensive.

The Company currently estimates that the total cost of addressing year 2000 issues will be approximately $700,000. The Company has already incurred approximately $505,000 through September 30, 1999 in addressing year 2000 evaluation and remediation work. All costs related to year 2000 evaluation and compliance are being expensed by the Company as incurred, except for long-lived assets, which will be capitalized in accordance with the Company's capitalization policies.

The Company is undertaking several steps to help minimize exposure to any potential year 2000 issues affecting key suppliers, significant customers, or critical service providers. For suppliers of critical components, such steps include identifying multiple suppliers, inquiring with suppliers regarding their year 2000 readiness, and requiring that suppliers include special year 2000 warranties in purchase agreements. Likewise, the Company has discussed with significant customers the likelihood that year 2000 issues could affect potential future orders of the Company's products or payments due to the Company. Also, many of the Company's critical service providers, such as banks and other financial institutions, health-care and benefit plan administrators, and telecommunications and utilities providers, provide public disclosure of their year 2000 readiness, and are subject to scrutiny by Federal and industry regulators. The Company monitors year 2000 disclosure from such service providers to minimize any potential business interruption.

A reasonably likely worst case scenario of the year 2000 issue could include: isolated performance problems with engineering, financial and administrative systems; isolated interruption of deliveries from critical suppliers; product liability or warranty issues; and the temporary inability of key customers to pay amounts due. The Company believes that the potential impact of a failure of its products in its customers' telecommunications networks would be minimal due to the function that its products serve. The Company's products assist customers in managing their telecommunications networks but do not carry customer telecommunications traffic.

The Company is currently conducting contingency planning for high-risk areas. Our contingency plans include manual work arounds for potential software and hardware failures, as well as the substitution of system, if necessary. Likewise, the Company plans to have sufficient liquidity available to sustain a temporary interruption of cash receipts during early 2000, and is identifying alternative suppliers for critical components.

The actual outcomes and results could be affected by future factors including, but not limited to, the continued availability of skilled personnel, cost control, the ability to locate and remediate software code problems, critical suppliers and subcontractors meeting the commitments to be year 2000 ready, and timely actions by customers.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include statements regarding sales growth in the fourth quarter and in 2000 (paragraph
1), future gross profit margins (paragraph 3), future R&D expenditures (paragraph 4), future SG&A expenditures (paragraph 5), future investment maturities (paragraph 8), implementation and financing of the stock repurchase program (paragraph 10), sufficiency of capital resources (paragraph 11) and preparedness and compliance with year 2000 issues (paragraphs 12 through 19). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, general economic and business conditions, the Company's ability to develop new products as planned and on budget, the impact of competitive products and services, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances could require the use of capital resources, year 2000 issues are not fully determined and resolved and could require additional efforts and expenditures and could impose additional and unknown risks, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this press release will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk -

The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks. Furthermore, the Company has not entered into any derivative contracts and the Company has no debt outstanding as of September 30, 1999.


PART II.  OTHER INFORMATION

Items 1 - 5.      Inapplicable

PART II.  OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

(a)       Exhibits - Exhibit 11
                     Exhibit 27 - Financial Data Schedule

(b)       Reports on Form 8-K

                             APPLIED INNOVATION INC.
                                   EXHIBIT 11
             Statement Regarding Computation of Earnings Per Share
                  For the three- and nine-month periods ended
                          September 30, 1999 and 1998
                                  (unaudited)


                                                                     1999                                1998
                                                        Three-months      Nine-months      Three-months       Nine-months
                                                        ------------      -----------      ------------       -----------
Weighted average number of common
 shares outstanding - used for
 computation of basic earnings per share                  15,526,895       15,657,586        15,816,907        15,803,365

Add net shares issuable pursuant to stock
 option plans less shares assumed
 repurchased at the average market price                      34,388           35,287                 0                 0
                                                             -------          -------           -------           -------

Number of shares for computation of
 diluted earnings per share                               15,561,283       15,692,873        15,816,907        15,803,365
                                                          ==========       ==========        ==========        ==========

Net income (loss) for basic and diluted
 earnings per share                                       $1,510,112       $4,457,897      $(1,386,227)      $(1,216,404)


Basic earnings (loss) per share                             $   0.10          $  0.28         $  (0.09)         $  (0.08)
                                                            ========          =======         =========         =========

Diluted earnings (loss) per share                           $   0.10          $  0.28         $  (0.09)         $  (0.08)
                                                            ========          =======         =========         =========

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    APPLIED INNOVATION INC.
                                    -----------------------
                                    (Registrant)



November 12, 1999                   /s/  Gerard B. Moersdorf, Jr.
-----------------                   -----------------------------
Date                                Gerard B. Moersdorf, Jr.
                                    Chairman of the Board, President,
                                    Chief Executive Officer and Treasurer
                                    (Principal Executive Officer)



November 12, 1999                   /s/  Michael P. Keegan
-----------------                   ----------------------
Date                                Michael P. Keegan
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)