Form 10-K405
period 1999-12-31
APPLIED INNOVATION INC
filed 2000-03-30
CIK 798399

                                    FORM 10-K

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   (Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934 FOR
                     THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________

                         Commission file number: 0-21352

                             APPLIED INNOVATION INC.
                (Name of registrant as specified in its charter)

         DELAWARE                                       31-1177192
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant, 8,899,323 shares, based on the $13.00 closing sale price on March 10, 2000, was $115,691,199.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,496,852 shares of Common Stock were outstanding at March 10, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to the Stockholders for the fiscal year ended December 31, 1999, are incorporated by reference in Part II.

Part III - Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2000, in part, as indicated.

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

         The Company is seeking to expand distribution for its products outside the United States. The Company has taken early steps to establish a presence, through distributors, OEM agreements, or otherwise, in Australia, Canada, China, Mexico, the Philippines, Taiwan and South Africa. The Company believes that countries currently building telecommunications infrastructures will require centralized network management and the supporting data communications capability supplied by its products.


         The Company estimates that the Regional Bell Operating Companies (RBOCs) control approximately half of the estimated 20,000 telecommunications Central Office locations in the United States. The remaining locations are controlled by a few large firms like GTE, Sprint, AT&T, MCIWorldcom, and over 1,000 smaller independent firms, competitive local exchange carriers (CLECs) and long distance companies. Because of their relative size, demand for product, and importance, the Company has concentrated its marketing efforts on the larger telecommunications service providers. The Company has historically received a large percentage of its annual net sales from RBOCs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Each telecommunications service provider has a finite number of Central Office facilities which limit their total capacity for the Company's products. To the extent that the Company achieves significant penetration with the Company's products into any single customer's Central Office facilities, it cannot anticipate substantial additional sales of those existing products to the customer. Future domestic sales growth to these customers depends on the development and acceptance of new products and new releases of existing products. Additional sales growth may be derived from additional sales to other RBOCs, CLECs and long distance phone companies. See "Business - Business Risks - Risks Associated with Customer Concentration; Dependence on Telecommunications Industry."

PRODUCTS

AISWITCH(TM)
------------

         The AISwitch connects multiple generations of telecommunications network equipment to computers that monitor, control and analyze field conditions. The AISwitch incorporates the latest high speed microprocessor and programmable gate array technology to bridge the hardware and software gaps between old and new equipment, providing productivity gains and cost savings at both the customer's Central Office and the Operations Centers. Substantially all vintages of telecommunications network equipment can be integrated with support systems through the use of the AISwitch.

         The AISwitch provides connectivity and visibility among the diverse communication protocols and vendor equipment found in every telecommunications network. Within a typical telecommunications service region, there may be as many as 10,000 Network Elements to interface with a variety of equipment using various communications protocols. Communications protocols are standards which describe the way in which data is transmitted between computer systems. Replacing existing equipment and updating it to conform to newer standards takes place on extended schedules of up to twenty years, with successive introductions of new technologies. For this reason, many of the Central Office and local site locations utilize multiple generations of equipment from different vendors, each with unique operating conditions.

         A unique capability of the AISwitch and the Company's technical organization is the ability to engineer custom interfaces for telecommunications equipment produced by a variety of different manufacturers for telecommunications service providers. Each AISwitch includes a wide variety of functions and options that are configured to fit client needs.

         The key to the AISwitch integration capability is its flexible microprocessor controlled digital switching and protocol processing capabilities. The AISwitch permits the use of industry-standard, open architecture network building blocks to more easily connect different computers, Network Elements and other intelligent Central Office equipment with one or more network destinations. The Company transforms a complex multi-vendor environment into an easily managed seamless network to increase the total efficiency of Operations, Administration, Maintenance and Provisioning (OAM&P) systems.


         The AISwitch features NEBS Level 3 compliance, Hot Swap capability, software download and is Simple Network Management Protocol (SNMP) manageable. It ensures 100% connectivity, 100% reliability and 100% availability from OS systems to Network Elements across any data communication network.


         The Company has licensed technology from Cisco Systems, Inc. ("Cisco") which allows the Company to integrate a Cisco router into the AISwitch. Cisco's routing technology is the most widely used and allows the AISwitch to work smoothly with the routing technology already in use by most of the Company's customers. See "Business - Business Risks - Reliance on Suppliers."

AISCOUT(TM)
-----------

         The AIscout is a self-contained, economical, mediation and concentration device providing versatile functionality and hardware connectivity for data communications networks. While designed for smaller Central Offices, Controlled Environmental Vaults and collocation sites, the AIscout offers many features to meet a broad range of network needs. It is ideal for protocol mediation and port concentration for transporting OAM&P data between Network Elements and Operational Support Systems. The AIscout offers remote software download capabilities, remote configuration, SNMP manageability, configuration backup, download and restore and local craft access. These management features contribute to more efficient allocation of customers' manpower. By integrating the AIflex (Fiber LAN Extender - a WDM technology) within the AIscout, the OAM&P traffic may use the same fiber as the payload traffic. This eliminates the need for routers and CSU/DSUs, which in turn flatten out the network and eliminates both the need for installing a dedicated circuit and recurring monthly dedicated circuit costs.

APPLIEDVIEW(TM)
---------------

         AppliedView is an element management system which allows the people and operations systems in a Network Operations Center to monitor the status of AISwitch units in remote locations such as Central Offices and Controlled Environmental Vaults. The program includes software download and configuration backup for remote AISwitch units. AppliedView gives Network Operations Center technicians the same view as a technician standing in front of the switch. It provides centralized, constant and continuous surveillance and provisioning of the AISwitch network. Through a graphical user interface, this network manager reduces the cost and time required for upgrades and remote site maintenance.

AIFLEX(TM)
----------

         The AIflex enables telecom companies to use existing fiber connections from the Central Office to monitor and manage Controlled Environmental Vaults, huts and shelters. The AIflex uses Wave Division Multiplexer (WDM) technology to enable telecommunication providers to manage remote locations as nodes on a Central Office-based LAN. Connecting directly to existing fiber without interfering with existing payload, AIflex transmits management data between remote sites and the central office without additional cost and delays associated with extra lines or routers. Utilizing existing fiber saves money, saves recurring circuit costs, frees a resource generating circuit and speeds deployment time.


AIM(TM)
-------

         The Applied Innovation Mediator (AIM) is a lower-cost alternative to the AISwitch that provides operations center management of small office network elements in small central offices, Controlled Environmental Vaults, cell sites and huts. It provides connectivity to virtually any network element, OS system, or data communications network in a compact, cost-effective package. The AIM also integrates diverse protocols and physical interfaces of network elements for OAM&P applications.


NEWEB(TM)
---------

         NEWEB combines the AISwitch and Web technology for simple, secure access to Network Elements from anywhere, anytime. Using a client/server architecture, NEWEB provides users with a simple intuitive means to locate and connect to specific network elements through a point and click, pull-down menu interface. NEWEB gives technicians direct access, with PCs or workstations, to remote Network Elements. Users increase their productivity by eliminating unnecessary field service calls. NEWEB also enables users to diagnose and repair faults in less time while shortening their learning curve for Network Element provisioning and troubleshooting. With a multi-level security system that requires a password and username, properly authorized users can easily add new Network Elements and customize the menu commands to meet specific user needs. As a result, one user may be granted limited access to a single equipment type in a city, while another user may have full access to everything in a network, nationwide.


AISPY(TM)
---------

         AIspy is a comprehensive system for managing small telecom sites such as Controlled Environmental Vaults, cell sites, huts, collocation sites, small central offices and remote and unmanned facilities. AIspy provides monitoring capabilities for the entire facility through a multitude of alarms and sensors. AIspy is built to telephone company standards and provides the customer with multiple management and communication path options. It has the capability to control and record access into the monitored site through either keypad or cellular phone (DTMF) input.

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


         The Company performs multiple inspections on its products as well as various test procedures prior to shipment to customers. These processes are designed to assure product performance and reliability in the environments in which the products will be used. The Company has made and continues to make significant investments to attain quality assurance consistent with stringent industry standards. The Company develops and manufactures its products in accordance with NEBS and Generic Equipment Requirements guidelines. The Company is International Standards Organization 9001 ("ISO 9001") certified.


SALES AND MARKETING


         The Company's products and services are sold primarily through its own sales force, except for independent sales agents in Canada, South Africa, Australia and Taiwan. The Company is exploring alternative distribution channels to allow sales of the Company's products to markets that are not easily accessible nor cost effective for its own sales force. In addition to the Dublin, Ohio headquarters, the Company maintains sales offices in Atlanta, Chicago, Dallas, Denver and New York.

         The Company's sales and marketing staff consists of a Senior Vice President of Sales, a Director of Marketing, a Director of International Marketing, a Director of Product Line Management, a Director of Customer Service, Regional Sales Managers, Senior Account Managers, Account Managers, Associate Account Managers, Sales Engineers, Product Line Managers and an administrative staff. Sales leads are currently generated primarily through target marketing to telecommunications service providers, direct mail and trade shows. Sales leads are followed up by personal contact from the Company's sales and marketing staff. If sufficient interest exists, an on-site visit may be scheduled for the purpose of making a sales presentation, which may include a product demonstration.


         The technical complexity of the Company's products and the relative large size of customers creates a long sales cycle for the Company's products. The technical nature of the products and Central Office environment also mandates a very technical sales force. The Company's sales force receives incentive compensation based on increased levels of sales.

RESEARCH AND DEVELOPMENT

         The Company's research and development ("R&D") activity is coordinated with product management to create product development teams that focus on customer requirements. Enhancements to the AISwitch are focused on increasing its capacity and adapting to the emerging Open Systems Interconnection (OSI) applications being driven into Network Elements by worldwide standardization efforts. At the same time, the AISwitch is being enhanced to accommodate older data communication standards in order to broaden its range of application


         The Company spent $7,479,496, $11,979,875 and $12,897,072, on
Company-sponsored R&D during the fiscal years ended December 31, 1999, 1998 and 1997, respectively. R&D expenditures represented approximately 15.1%, 22.3%, and 27.6% of annual net sales in fiscal 1999, 1998 and 1997, respectively. During 1998 and 1997, the Company incurred $6,263,000 and $6,536,000, respectively, in R&D related to the terminated Access Products Group development activity. The Company expects to commit a substantial amount of resources and cash to its research and development efforts during 2000. See "Business - Business Risks - New Products and Rapid Technological Change; Need to Manage Product Transitions."


CUSTOMER SERVICE AND WARRANTY

         The Company offers its customers a variety of support services such as project management, training, detail engineering, installation and test and turn-up. Project managers interface between the Company and customers for installation of new products and service and upgrades of existing products. The project manager is also responsible for assuring that all possible circumstances are anticipated prior to certifying the system for full operation. Following installation, the project manager continues to monitor the customer's system to ensure proper satisfaction.

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

         The Company warrants its products for a minimum of one year and up to five years, as negotiated under contract. Customers may also purchase extended warranty contracts with guaranteed overnight factory replacement service for circuit boards or system modules in the event of equipment failure. Software revisions to the Company's products are also available as part of the warranty package. In addition, for an additional charge, on-site spares are available for those customers who require immediate replacement. The Company also provides a 24-hour Service Hotline for instant access to its field service and support departments. A toll-free 800 number is also offered.


         Warranty expense represented approximately 2.4%, 4.5% and 3.6% of annual net sales in 1999, 1998 and 1997, respectively. See "Business - Business Risks - Risk of Product Defects."


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

         Competition for the Company's products has traditionally come primarily from suppliers of telecommunications switching and transmission equipment. Lucent Technologies has a product line, Datakit, which competes directly with the Company's products when selling into the telecommunications industry. Competition also comes from other data communications suppliers, such as Cisco Systems, Inc., Dantel and Harris Corporation's Westronics division. In some cases, newer products or redesigned older products from these suppliers compete with the Company's products. See "Business - Business Risks - Competition."

PERSONNEL


         As of March 1, 2000, the Company had 233 full-time and part-time employees. The Company's employees are distributed among the following departments: Sales and Marketing (39); Research and Development (69); Customer Service (56); Manufacturing (39); and Operations (30). The Company anticipates that it will continue to increase the number of its employees as it grows.

BUSINESS RISKS

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for the year ended December 31, 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Risks Associated with Customer Concentration; Dependence on Telecommunications Industry. A significant portion of the Company's revenues in each fiscal quarter since inception has been derived from substantial orders placed by large organizations, such as the RBOCs. As a result, the Company's net sales often have been concentrated among a relatively small number of customers. In fiscal 1999, 1998 and 1997, net sales from the Company's two, five and five largest customers represented approximately 42%, 75% and 76%, respectively, of the Company's total net sales. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. None of the Company's customers are contractually obligated to license or purchase additional products or services from the Company. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that have accounted for significant net sales in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. Furthermore, such customers are concentrated in the telecommunications industry. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company's products and services. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration and factors affecting capital spending in the telecommunications industry.


         Product Concentration. Revenue from the sale, service and support of the Company's AISwitch family of products has accounted for substantially all of the Company's net sales since inception. The Company believes that revenue from the sale, service and support of the AISwitch will continue to account for a significant portion of the Company's net sales in fiscal 2000. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of the AISwitch, improvements to the AISwitch framework and new and enhanced development tools and network operations support. There can be no assurance that the AISwitch will continue to achieve market acceptance or that the Company will be successful in developing, introducing or marketing improvements to the AISwitch framework or new or enhanced development tools and applications. The life cycles of products, including development tools and applications, are difficult to estimate due in large part to the recent emergence of many of the Company's markets, the effect of future product enhancements and competition. A decline in the demand for the AISwitch as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.


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


         Reliance on Suppliers. The Company purchases raw material and licenses technology from a number of domestic and foreign sources. The Company believes that certain of currently there are acceptable alternatives to the suppliers of raw material and technology used in its products, with the exception of network routing products supplied by Cisco Systems, Inc. The Company currently purchases network routing products and licenses technology regarding the same from Cisco Systems, Inc. pursuant to a Technology Agreement. The term of the Technology Agreement expires on December 31, 2000 and automatically renews for one year periods, unless either party elects not to renew. Additionally, the Technology Agreement may be terminated by either party for any reason upon six months notice. The Company believes that its customers place a high value on the incorporation of network routing products and technology from Cisco Systems, Inc. into the Company's products. While the Company believes that it could obtain similar quality network routing products and technology from other vendors, the termination of the Technology Agreement could materially adversely affect the acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Future Capital Needs; Uncertainty of Additional Financing. The Company currently anticipates that its existing cash, cash equivalents, investments, cash to be generated from future operations, and funds which may be obtained from future financing activities will provide sufficient capital to meet the business needs of the Company. See "Management's Discussion and Analysis of Financial Condition and the Results of Operations - Liquidity and Capital Resources." The Company may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including more rapid expansion or acquisitions of complementary businesses or technologies, or to develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of unanticipated opportunities, develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures and the Company's business, operating results and financial condition could be materially adversely affected.


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


         Dependence on Key Personnel. The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, professional services, customer support and product development personnel. In particular, the Company would be materially adversely affected if it were to lose the services of Gerard B. Moersdorf, Jr., Chief Executive Officer, President, Treasurer and Chairman of the Company, who has provided significant leadership and direction to the Company since its inception. The Company has obtained key man life insurance on the life of Mr. Moersdorf in the amount of $1,000,000, payable to the Company. The loss of other key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, sales, professional services, customer support and product development personnel. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In addition, there are only a limited number of qualified professional services and customer support engineers, and competition for such individuals is especially intense. Furthermore, competitors have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.


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


         Anti-Takeover Provisions; Certain Provisions of Delaware Law; Certificate of Incorporation and By-Laws. Certain provisions of Delaware law and the Company's Certificate of Incorporation and By-Laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's By-Laws provide for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. Additionally, the directors, executive officers and existing principal stockholders of the Company and their affiliates beneficially own approximately 44.9% of the outstanding shares of the Company's Common Stock. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

         Concentration of Stock Ownership. The present directors, executive officers and principal stockholders of the Company and their affiliates beneficially own approximately 44.9% of the outstanding shares of the Company's Common Stock. In particular, Gerard B. Moersdorf, Jr. and his spouse own approximately 42.2% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

ITEM 2. PROPERTIES.
        ----------

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

                         1999                       1998
                         ----                       ----
                   High         Low           High        Low
Q1                 $5.19        $3.13         $8.00       $5.38

Q2                 $5.75        $2.81        $11.75       $7.00

Q3                 $4.94        $3.50        $11.25       $2.38

Q4                 $9.00        $3.40         $4.50       $2.19
                   --------------------------------------------



          At March 10, 2000, the Company had 625 stockholders of record.


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
          -----------------------

          The information required by this item is included under the caption "Selected Consolidated Financial Data " in the Company's Annual Report to Stockholders and is incorporated herein by reference.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         ----------------------------------------------------------

          The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuations, or similar market risks. Furthermore, the Company has not entered into any derivative contracts and the Company has no debt outstanding as of December 31, 1999.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

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

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

          The information appearing under the caption "ELECTION OF DIRECTORS" on pages 4 through 11 of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on April 27, 2000 (the "Proxy Statement"), and the information appearing under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 13 of the Proxy Statement is incorporated herein by reference.

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

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON FORM 8-K.
           ----------------------------------------------------------------

(a)(1)    The following documents are filed as part of this report:

          Consolidated Balance Sheets as of December 31, 1999 and 1998.

          Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

          Notes to Consolidated Financial Statements.

(a)(2)    Schedule II (Valuation and Qualifying Accounts)


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

         10.4     Technology Agreement, dated November 12, 1996, between
                  the Company and Cisco Systems, Inc...........................................................(2)

         10.5A    Letter Agreement between the Company and William H. Largent regarding employment.........................................................................(2)*

         10.5B    Employment Agreement between the Company and William H. Largent..............................(2)*

         10.6     Letter Agreement between the Company and
                  John M. Spiegel re: employment...............................................................(1)*

         10.7     Employment Agreement between the Company and
                  William J. Mrukowski.........................................................................(2)*

         10.8     Form of Indemnification Agreement between the Company
                  and officers and directors...................................................................(3)*

         10.9     Schedule of Indemnification Agreements.......................................................(3)*


         10.10    Letter Agreement between the Company and Michael P. Keegan regarding employment...................................................................................(4)*

         10.11    Amended and Restated 1996 Stock Option Plan..................................................(4)*

         10.12    Reserved

         10.13    Reserved

         11       Statement re: computation of earnings per share...............................................(4)

         13       Portions of the Annual Report to Stockholders.................................................(4)

         23.1     Consent of KPMG LLP ..........................................................................(4)

         24       Powers of Attorney ...........................................................................(4)

         27       Financial Data Schedule ......................................................................(4)

         99       Independent Auditors' Report .................................................................(4)

----------

         (1) Previously filed with the same exhibit number with the Company's Form 10-SB filed March 10, 1993 and incorporated herein by reference.

         (2) Previously filed with the same exhibit number with the Company's Form 10-K filed March 31, 1998 and incorporated herein by reference.

         (3) Previously filed with the same exhibit number with the Company's Form 10-KSB filed March 31, 1994 and incorporated herein by reference.

         (4)      Filed herewith.

         * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.


(b) Form 8-K filed October 27, 1999, reporting that on October 22, 1999, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its outstanding common stock through October 31, 2000 (Item 5 and Item 7).

(c)      Exhibits - The exhibits to this report follow the signature page.

(d) Financial Statement Schedules - The financial statement schedule to this report follows the signature page and the independent auditor's report thereon is included in Exhibit 99 to this Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             APPLIED INNOVATION INC.


Date:    March 30, 2000               By:    /s/ Gerard B. Moersdorf, Jr.
                                             -------------------------------
                                             Gerard B. Moersdorf, Jr., Chairman,
                                             President and Treasurer

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


         SIGNATURE                                   TITLE                                    DATE
         ---------                                   -----                                    ----

  /s/ Gerard B. Moersdorf, Jr.              Chairman, President                         March 30, 2000
------------------------------              and Treasurer (Principal Executive
Gerard B. Moersdorf, Jr.                    Officer)


  /s/ Michael P. Keegan
------------------------------
Michael P. Keegan                           Vice President,                             March 30, 2000
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)


*James H. Blough
------------------------------
James H. Blough                             Director                                    March 30, 2000


*Curtis A. Loveland
------------------------------
Curtis A. Loveland                          Director                                    March 30, 2000


*Gerard B. Moersdorf, Sr.
------------------------------
Gerard B. Moersdorf, Sr.                    Director                                    March 30, 2000


*Richard W. Oliver
------------------------------
Richard W. Oliver                           Director                                    March 30, 2000


*Thomas W. Huseby
------------------------------
Thomas W. Huseby                            Director                                    March 30, 2000

*Alexander B. Trevor
------------------------------
Alexander B. Trevor                         Director                                    March 30, 2000


*William H. Largent
------------------------------
William H. Largent                          Director                                    March 30, 2000



*By:  /s/ Gerard B. Moersdorf, Jr.
    ------------------------------
        Gerard B. Moersdorf, Jr.
        (Attorney-in-Fact)

                             Applied Innovation Inc.
                 Schedule II - Valuation and Qualifying Accounts
              For the Years Ended December 31, 1997, 1998 and 1999



Column A                                           Column B            Column C              Column D       Column E
--------                                           --------            --------              --------       --------
                                                             /---------Additions--------/
                                                             ----------------------------
                                               Balance at      Charged to     Charged to
                                              beginning of     costs and        other                     Balance at
Description                                      period         expense        accounts     Deductions   end of period
-----------                                      ------         -------        --------     ----------   -------------
YEAR ENDED DECEMBER 31, 1997:
     Allowance for doubtful accounts             $   112,528   $  756,633           --       $  640,877    $    228,284
     Allowance for obsolete inventory                 75,000       37,116           --               --         112,116
     Warranty provision                            2,761,589    1,537,591           --        2,143,855       2,155,325

YEAR ENDED DECEMBER 31, 1998:
     Allowance for doubtful accounts             $   228,284   $  147,091           --       $  119,258    $    256,117
     Allowance for obsolete inventory                112,116    1,153,556           --        1,105,672         160,000
     Warranty provision                            2,155,325    2,640,076           --        2,150,663       2,644,738

YEAR ENDED DECEMBER 31, 1999:
     Allowance for doubtful accounts             $   256,117   $  162,103           --       $  100,673    $    317,547
     Allowance for obsolete inventory                160,000           --           --               --         160,000
     Warranty provision                            2,644,738    1,602,570           --        2,369,577       1,877,731
