Form 10-Q
period 2000-03-31
APPLIED INNOVATION INC
filed 2000-05-11
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                      ---
As of April 27, 2000 there were 15,507,292 shares of common stock outstanding.

                             APPLIED INNOVATION INC.

                                Table of Contents

                                                                                PAGE

Facing Page                                                                     1

Table of  Contents                                                              2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             March 31, 2000 (unaudited) and December 31, 1999                   3

         Condensed Consolidated Statements of Income for the
             three-months ended March 31, 2000 and 1999 (unaudited)             4

         Condensed Consolidated Statements of Cash Flows for the
             three-months ended March 31, 2000 and 1999 (unaudited)             5

         Notes to Condensed Consolidated Financial Statements (unaudited)       6-7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                      8-10

Item 3. Quantitative and Qualitative Disclosure About Market Risk               10

PART II. OTHER INFORMATION

Items 1 - 5                                                                     10-11

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                           11

         (b) Reports on Form 8-K - None

Signatures                                                                      12


PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             APPLIED INNOVATION INC.

                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                                       (Unaudited)
                                                                                     March 31, 2000     December 31, 1999
                                                                                    ------------------  -------------------
Current assets:
    Cash and cash equivalents                                                            $ 15,468,145         $ 11,928,868
    Short term investments                                                                  1,763,422            1,794,581
    Accounts receivable, net of allowance                                                  12,045,112           10,990,025
    Inventory                                                                               3,838,184            3,913,432
    Other current assets                                                                      458,986              500,631
    Deferred income taxes                                                                   1,231,000            1,231,000
                                                                                    ------------------  -------------------

          Total current assets                                                             34,804,849           30,358,537

Property, plant and equipment - less accumulated                                            8,404,246            8,643,068
    depreciation of $6,425,842 and $5,347,377, respectively
Investments                                                                                 4,392,842            5,347,377

Other assets                                                                                  260,368              245,347
                                                                                    ------------------  -------------------

          Total Assets                                                                   $ 47,862,305         $ 44,594,329
                                                                                    ==================  ===================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                           ------------------------------------
                                                                                       (Unaudited)
                                                                                     March 31, 2000     December 31, 1999
                                                                                    ------------------  -------------------
Current liabilities:
    Accounts payable                                                                      $ 3,216,435          $ 2,224,460
    Accrued expenses                                                                        3,262,686            3,070,792
    Accrued warranty expenses                                                               1,674,542            1,877,731
    Deferred revenue                                                                          214,635              333,682
                                                                                    ------------------  -------------------

          Total current liabilities                                                         8,368,298            7,506,665
                                                                                    ------------------  -------------------

Stockholders' equity:
    Common stock; $.01 par value; 30,000,000 shares authorized; 15,507,052 shares issued and outstanding in March, 2000; 15,371,932 shares issued and
      outstanding in December, 1999                                                           155,071              153,719
    Additional paid-in capital                                                              7,685,937            6,801,476
    Retained earnings                                                                      31,704,788           30,152,749
    Accumulated other comprehensive loss - net                                                (51,789)             (20,280)
                                                                                    ------------------  -------------------

                                                                                           39,494,007           37,087,664
                                                                                    ------------------  -------------------

          Total Liabilities and Stockholders' Equity                                     $ 47,862,305         $ 44,594,329
                                                                                    ==================  ===================

     See accompanying notes to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.

             Condensed Consolidated Statements of Income (Unaudited)

                                                                                         Three months ended March 31,
                                                                                    ---------------------------------------
                                                                                          2000                 1999
                                                                                    ------------------  -------------------

Net sales                                                                                $ 14,362,508         $ 10,854,102

Cost of sales                                                                               6,826,413            4,265,527
                                                                                    ------------------  -------------------

Gross profit                                                                                7,536,095            6,588,575

Operating expenses:
    Research and development                                                                1,941,942            1,619,889
    Selling, general, and administrative                                                    3,615,872            3,202,234
                                                                                    ------------------  -------------------

       Income from operations                                                               1,978,281            1,766,452

Other income                                                                                  304,758              212,503
                                                                                    ------------------  -------------------

Income before income taxes                                                                  2,283,039            1,978,955

Income taxes                                                                                  731,000              713,000
                                                                                    ------------------  -------------------

Net income                                                                                $ 1,552,039          $ 1,265,955
                                                                                    ==================  ===================

Basic earnings per share                                                                       $ 0.10               $ 0.08
                                                                                    ==================  ===================

Diluted earnings per share                                                                     $ 0.10               $ 0.08
                                                                                    ==================  ===================

Weighted average shares outstanding
    for basic earnings per share                                                           15,443,708           15,782,566
                                                                                    ==================  ===================

Weighted average shares outstanding
    for diluted earnings per share                                                         15,862,530           15,821,745
                                                                                    ==================  ===================



     See accompanying notes to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                                                          Three Months Ended March 31,
                                                                                    ---------------------------------------
                                                                                          2000                 1999
                                                                                    ------------------  -------------------
Cash flows from operating activities:

    Net income                                                                            $ 1,552,039          $ 1,265,955
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                                        484,275              509,465
          Gain on sale of assets                                                                    -               (7,585)
          Provision for deferred income taxes                                                       -              (88,000)
          Effects of change in operating assets and liabilities:
              Accounts receivable                                                          (1,055,087)             278,408
              Inventory                                                                        75,248              243,094
              Other current assets                                                             41,645              (32,189)
              Other assets                                                                    (15,021)              63,713
              Accounts payable                                                                991,975              897,433
              Accrued expenses                                                                (11,295)          (1,172,557)
              Deferred revenue                                                               (119,047)             429,838
                                                                                    ------------------  -------------------

          Net cash provided by operating activities                                         1,944,732            2,387,575
                                                                                    ------------------  -------------------


Cash flows from investing activities:

    Purchases of property, plant and equipment                                               (245,453)            (104,863)
    Purchases of available for sale investments                                              (872,274)                   -
    Maturities of available for sale investments                                            1,176,592                    -
    Sale of available for sale investments                                                    649,867                    -
    Proceeds from sale of property, plant and equipment                                             -                7,585
                                                                                    ------------------  -------------------

          Net cash provided (used) by investing activities                                    708,732              (97,278)
                                                                                    ------------------  -------------------


Cash flows from financing activities:

    Proceeds from issuance of common stock                                                    640,600                    -
    Tax benefit associated with exercise of stock options                                     245,213                    -
    Common stock repurchased                                                                        -              (57,964)
                                                                                    ------------------  -------------------

          Net cash provided (used) by financing activities                                    885,813              (57,964)
                                                                                    ------------------  -------------------


Increase in cash and cash equivalents                                                       3,539,277            2,232,333

Cash and cash equivalents - beginning of period                                            11,928,868           17,211,499
                                                                                    ------------------  -------------------

Cash and cash equivalents - end of period                                                $ 15,468,145         $ 19,443,832
                                                                                    ==================  ===================


     See accompanying notes to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. Basis of presentation - The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three-months ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three-months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the 1999 balance sheet data to conform to the 2000 presentation.

2. Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at March 31, 2000 and December 31, 1999 are summarized below:

                                         March 31, 2000    December 31, 1999
                                         --------------    -----------------
           Raw materials                  $ 2,759,491         $ 2,739,379
           Work-in-process                    524,212             142,030
           Finished goods                     714,481           1,192,023
                                          ------------        -----------
                                            3,998,184           4,073,432
           Reserve for obsolescence          (160,000)           (160,000)
                                          -----------         -----------
                                          $ 3,838,184         $ 3,913,432
                                          ===========         ===========




3. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

4. Comprehensive income - Comprehensive income for the three-month period ended March 31, 2000 was $1,520,530. There was no comprehensive income adjustment for the three-months ended March 31, 1999. The sole adjustment necessary to reconcile net income with comprehensive income is for the net unrealized losses, net of taxes, on investment securities, which was $31,509 for the three months ended March 31, 2000.

5. Earnings per share - Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted average number of common and common equivalent shares outstanding during the periods.

Shares of common stock used in calculating earnings per share differed from outstanding shares reported in the consolidated financial statements as follows:

                                      Three months ended                        Three months ended
                                        March 31, 2000                            March 31, 1999
                                       ---------------                            --------------
                               Basic earnings     Diluted earnings      Basic earnings        Diluted earnings
                                  per share           per share            per share              per share
                                 ----------          ----------           ----------             ----------
Outstanding shares                15,507,052         15,507,052             15,771,632           15,771,632
Effect of weighting changes
     in outstanding shares           (63,344)           (63,344)                10,934               10,934
Stock options                             --            418,822                     --               39,179
                                 -----------        ------------           ------------         ------------
     Adjusted shares              15,443,708         15,862,530             15,782,566           15,821,745
                                  ==========         ==========             ==========           ==========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE THREE-MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE-MONTHS ENDED MARCH 31, 1999

Net sales for the first quarter of 2000 were $14,363,000, a 32% increase from net sales of $10,854,000 during the first quarter of 1999. The increase in sales is largely attributed to sales of the Company's AIscout product, a large order for other products from a new competitive local exchange carrier ("CLEC") customer, and a large volume of integration orders from a regional bell operating company ("RBOC") customer. The Company believes that 2000 sales will continue to exceed 1999 amounts for the remainder of the year, with an overall expected increase of 20 - 25% compared to 1999.

Because of the Company's concentration of sales to RBOCs and long distance phone companies, a small number of customers have represented substantial portions of net sales. For the first three months of 2000, sales to four companies comprised 60% of net sales. Each of the four customers contributed between 10% and 20% of net sales. The Company sells to all of the RBOCs.

Gross profit as a percentage of net sales was 52% for the first quarter of 2000, versus 61% for the first quarter of 1999. The decrease in gross profit can be attributed to lower gross profit realized on recently introduced products. As new product sales increase in volume, the gross profits realized are expected to increase. Also, first quarter 2000 sales included a larger percentage of system integration work than in the corresponding prior year quarter. System integration work generates lower gross profits than product sales. During the remainder of 2000, the Company expects gross profit as a percentage of net sales to increase from the first quarter amount.

Research and development (R&D) expenses increased 20% to $1,942,000 for the first quarter of 2000, from $1,620,000 for the same period in 1999. Although R&D expenses increased in comparison to the corresponding prior year quarter, expenses as a percentage of net sales remained relatively flat in comparison to the first quarter of 1999, or 14% and 15% respectively. The increase in R&D is largely due to additional staffing and expenditures on new product initiatives. The Company expects R&D for 2000 as a percentage of net sales to be generally consistent with the first quarter amount.

Selling, general and administrative expenses (SG&A) increased to $3,616,000 in the first quarter of 2000, from $3,202,000 in 1999. As a percentage of net sales, this represents 25% in 2000 and 30% in 1999. The increase in SG&A spending is attributed to new sales and sales engineering positions, as well as higher marketing expenditures. The Company anticipates that SG&A expenses for 2000 will be higher than 1999 to support the planned expenditures in these two areas.

As a result of the above factors, income from operations increased to $1,978,000 in the first quarter of 2000, from $1,766,000 in the first quarter of 1999. First quarter income from operations in 2000 represents 14% of net sales versus 16% of net sales in 1999.

The Company's effective income tax rate was 32% for the current quarter versus an effective rate of 36% for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $21,624,000 of cash and cash equivalents and short- and long-term investments at March 31, 2000. During the three-month period then ended, operating activities provided $1,945,000 in cash. During the same period the Company purchased $245,000 of equipment to support operations and purchased $954,000 of investment securities, net of maturities and sales.

Net working capital was $26,437,000 at March 31, 2000, compared to $22,852,000 at December 31, 1999. At March 31, 2000, the current ratio was 4.2:1 and the Company had no debt outstanding.

On October 21, 1999, the Company's Board of Directors approved a one year extension of the Company's 1,000,000 share stock repurchase program originally adopted in October 1998. Under this program, the Company has repurchased 448,000 shares through March 31, 2000. No shares were repurchased during the quarter ended March 31, 2000.

The Company believes that its existing cash, cash equivalents, investments, and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the end of 2000.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include statements regarding sales growth in the year 2000 (paragraph 1), future gross profit margins (paragraph 3), future R&D expenditures (paragraph 4), future SG&A expenditures (paragraph 5), implementation and financing of the stock repurchase program (paragraph 10) and sufficiency of capital resources (paragraph 11). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, general economic and business conditions, the

Company's ability to develop new products as planned and on budget, the impact of competitive products and services, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this press release will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk -

The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks. Furthermore, the Company has not entered into any derivative contracts and the Company has no debt outstanding as of March 31, 2000.

PART II.  OTHER INFORMATION

Items 1 - 5.    Inapplicable

PART II.  OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

                (a)       Exhibits - Exhibit 11
                          Exhibit 27 - Financial Data Schedule

                (b)       Reports on Form 8-K

                             APPLIED INNOVATION INC.

                                   EXHIBIT 11

              Statement Regarding Computation of Earnings Per Share
               For the three-months ended March 31, 2000 and 1999
                                  (unaudited)

                                                           2000                 1999
                                                       Three-months         Three-months
                                                       ------------         ------------

Weighted average number of common
 shares outstanding - used for
 computation of basic earnings per share                 15,443,708           15,782,566

Add net shares issuable pursuant to stock
 option plans less shares assumed
 repurchased at the average market price                    418,822               39,179
                                                         ----------           ----------
Number of shares for computation of
 diluted earnings per share                              15,862,530           15,821,745
                                                         ==========           ==========

Net income for basic and diluted
 earnings per share                                      $1,552,039           $1,265,955


Basic earnings per share                                   $   0.10               $  .08
                                                           ========               ======

Diluted earnings per share                                 $   0.10               $  .08
                                                           ========               ======

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      APPLIED INNOVATION INC.
                                      -----------------------
                                      (Registrant)



May 11, 2000                  /S/  Gerard B. Moersdorf, Jr.
------------                       -----------------------------
Date                                  Gerard B. Moersdorf, Jr.
                                      Chairman of the Board, President,
                                      Chief Executive Officer and Treasurer
                                      (Principal Executive Officer)



May 11, 2000                 /S/  Michael P. Keegan
------------                      ----------------------
Date                                  Michael P. Keegan
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)