Form 10-Q
period 2000-06-30
APPLIED INNOVATION INC
filed 2000-08-11
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000
                                                        OR

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

       Registrant's telephone number, including area code: (614) 798-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of July 27, 2000 there were 15,647,712 shares of common stock outstanding.

                            APPLIED INNOVATION INC.

                               Table of Contents


                                                                                                   Page
                                                                                                   ----
Facing Page                                                                                       1

Table of  Contents                                                                                2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             June 30, 2000 (unaudited) and December 31, 1999                                      3

         Condensed Consolidated Statements of Income for the
             three- and six-month periods ended June 30, 2000 and 1999 (unaudited)                4

         Condensed Consolidated Statements of Cash Flows for the
             three- and six-month periods ended June 30, 2000 and 1999 (unaudited)                5

         Notes to Condensed Consolidated Financial Statements (unaudited)                     6 - 7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                    8 - 10

Item 3. Quantitative and Qualitative Disclosure About Market Risk                                 10

PART II. OTHER INFORMATION

Items 1 - 5                                                                                    10-11

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                                             11

         (b) Reports on Form 8-K - None

Signatures                                                                                        12

PART 1. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS

                             APPLIED INNOVATION INC.
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                                                                       (Unaudited)
                                                                                      June 30, 2000     December 31, 1999
                                                                                    ------------------  -------------------
Current assets:
    Cash and cash equivalents                                                            $ 14,742,776         $ 11,928,868
    Short term investments                                                                  1,961,848            1,794,581
    Accounts receivable, net of allowance                                                  14,016,537           10,990,025
    Inventory                                                                               5,862,859            3,913,432
    Prepaid expenses                                                                          334,603              500,631
    Deferred income taxes                                                                   1,231,000            1,231,000
                                                                                    ------------------  -------------------

          Total current assets                                                             38,149,623           30,358,537
Property, plant and equipment - less accumulated
    depreciation of $6,031,206 and $5,941,568, respectively                                 8,376,606            8,643,068
Investments                                                                                 5,170,426            5,347,377

Other assets                                                                                  315,552              245,347
                                                                                    ------------------  -------------------

          Total Assets                                                                   $ 52,012,207         $ 44,594,329
                                                                                    ==================  ===================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                      $ 4,378,701          $ 2,224,460
    Accrued expenses                                                                        3,554,619            3,070,792
    Accrued warranty expenses                                                               1,659,326            1,877,731
    Deferred revenue                                                                          567,850              333,682
                                                                                    ------------------  -------------------

          Total current liabilities                                                        10,160,496            7,506,665
                                                                                    ------------------  -------------------

Stockholders' equity:
    Common stock; $.01 par value; 30,000,000 shares
      authorized; 15,513,832 shares issued and outstanding
      in June, 2000; 15,371,932 shares issued and
      outstanding in December, 1999                                                           155,138              153,719
    Additional paid-in capital                                                              7,720,442            6,801,476
    Retained earnings                                                                      33,993,244           30,152,749
    Accumulated other comprehensive loss - net                                                (17,113)             (20,280)
                                                                                    ------------------  -------------------

                                                                                           41,851,711           37,087,664
                                                                                    ------------------  -------------------

          Total Liabilities and Stockholders' Equity                                     $ 52,012,207         $ 44,594,329
                                                                                    ==================  ===================

     See accompanying notes to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.

             Condensed Consolidated Statements of Income (Unaudited)

                                                    Three months ended June 30,           Six months ended June 30,
                                               ----------------------------------------------------------------------------
                                                     2000               1999              2000                 1999
                                               ------------------ ----------------- ------------------  -------------------

Net sales                                           $ 18,283,722      $ 12,522,530        $32,646,230          $23,376,631

Cost of sales                                          8,705,959         5,344,836         15,532,372            9,610,363
                                               ------------------ ----------------- ------------------  -------------------

Gross profit                                           9,577,763         7,177,694         17,113,858           13,766,268

Operating expenses:
    Research and development                           2,092,060         1,781,652          4,034,002            3,401,541
    Selling, general, and administrative               4,428,288         2,936,369          8,044,160            6,138,603
                                               ------------------ ----------------- ------------------  -------------------

       Income from operations                          3,057,415         2,459,673          5,035,696            4,226,124

Other income                                             307,041           169,158            611,799              381,661
                                               ------------------ ----------------- ------------------  -------------------

Income before income taxes                             3,364,456         2,628,831          5,647,495            4,607,785

Income taxes                                           1,076,000           947,000          1,807,000            1,660,000
                                               ------------------ ----------------- ------------------  -------------------

Net income                                           $ 2,288,456       $ 1,681,831        $ 3,840,495          $ 2,947,785
                                               ================== ================= ==================  ===================

Basic earnings per share                                  $ 0.15            $ 0.11             $ 0.25               $ 0.19
                                               ================== ================= ==================  ===================

Diluted earnings per share                                $ 0.15            $ 0.11             $ 0.24               $ 0.19
                                               ================== ================= ==================  ===================

Weighted average shares outstanding
    for basic earnings per share                      15,447,334        15,663,296         15,445,521           15,722,931
                                               ================== ================= ==================  ===================

Weighted average shares outstanding
    for diluted earnings per share                    15,748,265        15,695,590         15,805,398           15,758,668
                                               ================== ================= ==================  ===================



     See accompanying notes to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                          Six Months Ended June 30,
                                                                                    ---------------------------------------
                                                                                          2000                 1999
                                                                                    ------------------  -------------------
Cash flows from operating activities:
    Net income                                                                            $ 3,840,495          $ 2,947,785
    Adjustments to reconcile net income to net cash
       provided by operating activities
          Depreciation                                                                        907,097              992,843
          Loss (gain) on sale of assets                                                        12,239               68,057
          Provision for deferred income taxes                                                       -              (54,000)
    Tax benefit associated with exercise of stock options                                     247,541                    -
          Effects of change in operating assets and liabilities:
              Accounts receivable                                                          (3,026,512)             225,861
              Inventory                                                                    (1,949,427)             580,499
              Other current assets                                                            166,028              120,329
              Other assets                                                                    (70,205)              58,849
              Accounts payable                                                              2,154,241              480,855
              Accrued expenses                                                                265,422           (2,238,256)
              Deferred revenue                                                                234,168              522,064
                                                                                    ------------------  -------------------

          Net cash provided by operating activities                                         2,781,087            3,704,886
                                                                                    ------------------  -------------------


Cash flows from investing activities:

    Purchases of property, plant and equipment                                               (655,574)            (416,286)
    Purchases of available for sale investments                                            (2,449,309)          (3,280,834)
    Maturities of available for sale investments                                            1,794,125                    -
    Sale of available for sale investments                                                    668,035                    -
    Proceeds from sale of property, plant and equipment                                         2,700               23,434
                                                                                    ------------------  -------------------

          Net cash provided (used) by investing activities                                   (640,023)          (3,673,686)
                                                                                    ------------------  -------------------


Cash flows from financing activities:

    Proceeds from issuance of common stock                                                    672,844                    -
    Common stock repurchased                                                                        -             (887,324)
                                                                                    ------------------  -------------------

          Net cash provided (used) by financing activities                                    672,844             (887,324)
                                                                                    ------------------  -------------------


Increase (decrease) in cash and cash equivalents                                            2,813,908             (856,124)

Cash and cash equivalents - beginning of period                                            11,928,868           17,211,499
                                                                                    ------------------  -------------------

Cash and cash equivalents - end of period                                                $ 14,742,776         $ 16,355,375
                                                                                    ==================  ===================


     See accompanying notes to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. Basis of presentation - The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to the 1999 balance sheet data to conform to the 2000 presentation.

2. Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 2000 and December 31, 1999 are summarized below:

                                       JUNE 30, 2000      DECEMBER 31, 1999
                                       -------------      -----------------
           Raw materials                $ 3,326,641          $ 2,739,379
           Work-in-process                1,725,736              142,030
           Finished goods                   970,482            1,192,023
                                       -------------       -------------
                                          6,022,859            4,073,432
           Reserve for obsolescence        (160,000)            (160,000)
                                       ------------        -------------
                                        $ 5,862,859          $ 3,913,432
                                        ===========          ===========


3. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

4. Comprehensive income - Comprehensive income for the three- and six-month periods ended June 30, 2000 was $2,291,623 and $3,843,662, respectively. Comprehensive income for the three- and six-month periods ended June 30, 1999 was $1,653,331 and $2,919,286, respectively. The sole adjustment necessary to reconcile net income with comprehensive income is for the net unrealized gain, net of taxes, on investment securities, which was $3,167 for the six months ended June 30, 2000.

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

Shares of common stock used in calculating earnings per share differed from outstanding shares reported in the consolidated financial statements as follows:


                                      Three months ended                        Three months ended
                                         June 30, 2000                             June 30, 1999
                                        --------------                             -------------
                               Basic earnings     Diluted earnings      Basic earnings           Diluted earnings
                                  Per Share           Per Share              Per Share              Per Share
                                 ----------          ----------             ----------             ----------

Outstanding shares                15,513,832         15,513,832             15,540,732           15,540,732
Effect of weighting changes
     in outstanding shares           (66,498)           (66,498)               122,564              122,564
Stock options                            - -            300,931                    - -               32,294
                                 -----------        -----------            -----------           ----------
     Adjusted shares              15,447,334         15,748,265             15,663,296           15,695,590
                                  ==========         ==========             ==========           ==========


                                       Six months ended                          Six months ended
                                         June 30, 2000                             June 30, 1999
                                        --------------                             -------------
                               Basic earnings     Diluted earnings      Basic earnings           Diluted earnings
                                  Per Share           Per Share              Per Share              Per Share
                                 ----------          ----------             ----------             ----------

Outstanding shares                15,513,832         15,513,832             15,540,732           15,540,732
Effect of weighting changes
     in outstanding shares           (68,311)           (68,311)               182,199              182,199
Stock options                            - -            359,877                    - -               35,737
                                 -----------         ----------             ----------           ----------
     Adjusted shares              15,445,521         15,805,398             15,722,931           15,758,668
                                  ==========         ==========             ==========           ==========


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE THREE-AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 COMPARED TO THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1999

Net sales for the second quarter of 2000 were $18,284,000, a 46% increase from net sales of $12,523,000 during the second quarter of 2000. Year-to-date, net sales of $32,646,000 for 2000 increased 40% over 1999 year-to-date sales of $23,377,000. The increase in sales was largely attributed to higher demand for the Company's AIscout, AISwitch 180, and AI130 products, which accounted for approximately $3.9 million of the second quarter 2000 increase, while Enhanced Services revenues rose $1.9 million during the most recent quarter. The Company believes that 2000 sales will continue to exceed 1999 amounts for the remainder of the year, with an overall expected increase of nearly 40% compared to 1999.

Because of the Company's concentration of sales to Regional Bell Operating Companies (RBOCs), long distance phone companies, and large Competitive Local Exchange Carriers ("CLECs"), a small number of customers have represented substantial portions of net sales. For the first six months of 2000, sales to three companies comprised 47% of net sales. Each of the three customers contributed between 12% and 19% of net sales.

Gross profit as a percentage of net sales was 52% for the second quarter of 2000, versus 57% for the second quarter of 1999. Year-to-date gross profit percentages were 52% and 59% for 2000 and 1999, respectively. The lower overall gross margin as a percentage of net sales is principally due to Enhanced Services, which contributes lower incremental profitability than product sales, but increase the Company's business opportunities. Gross profit on product sales was 58% of net sales for second quarter 2000, compared with 58% of net sales for the same period last year. Increased sales of the recently introduced AIscout contributed to higher gross profit on product sales than the 52% achieved in first quarter 2000. Enhanced Services gross profit for the three-month period ended June 30, 2000 was 18% of Enhanced Services net sales, versus 36% of Enhanced Services net sales a year ago. The difference between the two quarters is attributed to a much larger mix of system integration orders in 2000, which achieve lower overall gross profits. For the remainder of 2000, the Company expects Enhanced Services net sales to continue to increase, thereby decreasing overall gross margin as a percentage of net sales.

Research and development (R&D) expenses increased 17% to $2,092,000 for the second quarter of 2000, from $1,782,000 for the same period in 1999. R&D decreased as a percentage of net sales to 11% for the second quarter, from 14% for the same period in 1999. Year-to-date R&D expenses were $4,034,000 for 2000 and $3,401,000 for 1999. As a percentage of net sales, this represents 12% for 2000 and 15% for 1999. The increase in R&D expenses is primarily attributed to additional staffing and expenditures on new product initiatives. For the remainder of 2000, R&D expenses are expected to exceed prior year amounts, and to increase as a percentage of net sales compared to the second quarter 2000 amount.

Selling, general and administrative expenses (SG&A) increased to $4,428,000 in the second quarter of 2000, from $2,936,000 in 1999. As a percentage of net sales, this represents 24% in 2000 and 23% in 1999. Year-to-date SG&A was $8,044,000 for 2000 and $6,139,000 for 1999, which represented 25% of net sales in 2000 and 26% in 1999. The increase in SG&A spending is primarily related to new sales and sales engineering positions, increased expenditures for Enhanced Services, as well as higher marketing expenditures. The Company anticipates that SG&A expenses for 2000 will be higher than 1999 to support the planned expenditures in these areas.

As a result of the above factors, income from operations increased to $3,058,000 in the second quarter of 2000, from $2,460,000 in the second quarter of 1999. Second quarter income from operations in 2000 represents 17% of net sales versus 20% of net sales in 1999. Year-to-date income from operations was $5,036,000, versus $4,226,000 in 1999. Year-to-date income from operations represents 15% of net sales in 2000, versus 18% of net sales in 1999.

The Company's effective income tax rate was 32% for the current quarter versus an effective rate of 36% for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $21,875,000 of cash and cash equivalents and short- and long-term investments at June 30, 2000. During the six-month periods then ended, operating activities provided $2,781,000 in cash. During the same period the Company purchased $656,000 of equipment to support operations and purchased $13,000 of investment securities, net of maturities and sales.

Net working capital was $27,990,000 at June 30, 2000, compared to $22,852,000 at December 31, 1999. At June 30, 2000, the current ratio was 3.8:1 and the Company had no debt outstanding.

On October 21, 1999, the Company's Board of Directors approved a one year extension of the Company's 1,000,000 share stock repurchase program originally adopted in October 1998. Under this program, the Company has repurchased 448,000 shares through June 30, 2000. No shares were repurchased during the six-month period ended June 30, 2000.

The Company believes that its existing cash, cash equivalents, investments, and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the end of 2000.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include statements regarding sales growth in the year 2000 (paragraph 1), future Enhanced Services revenue and gross profit margins (paragraph 3), future R&D expenditures (paragraph 4), future SG&A expenditures (paragraph 5), implementation and financing of the stock repurchase program (paragraph 10) and sufficiency of capital resources (paragraph 11). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, general economic and business conditions, the Company's ability to develop new products as planned and on budget, the impact of competitive products and services, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this press release will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk -

The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks. Furthermore, the Company has not entered into any derivative contracts and the Company has no debt outstanding as of June 30, 2000.

PART II.  OTHER INFORMATION

Items 1 - 3.      Inapplicable

Items 4. Submission of Matters to a Vote of Security Holders

(a) Applied Innovation Inc. held its Annual Meeting of Stockholders on April 27, 2000, for the purpose of electing three Class I directors.

(b) At the Annual Meeting of Stockholders, all directors nominated were elected.

(c) The table shows the voting tabulation for each matter voted upon at the Annual Meeting of Stockholders.

ACTION                                      FOR                   WITHHELD
------                                      ---                   --------

Election of Class I Directors

         James H. Blough                    14,709,161            72,228
         William H. Largent                 14,708,789            72,600
         Richard W. Oliver                  14,712,161            69,228

Item 5.           Inapplicable

PART II.  OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

(a)       Exhibits

                             APPLIED INNOVATION INC.
                                   EXHIBIT 11
              Statement Regarding Computation of Earnings Per Share
        For the three- and six-month periods ended June 30, 2000 and 1999
                                   (unaudited)


                                                                  2000                                1999
                                                     Three-months       Six-months      Three-months       Six-months
                                                     -------------      ----------      -------------      ----------
Weighted average number of common
 shares outstanding - used for
 computation of basic earnings per share                  15,447,334       15,445,521        15,663,296        15,722,931

Add net shares issuable pursuant to stock
 option plans less shares assumed
 repurchased at the average market price                     300,931          359,877            32,294            35,737
                                                          ----------       ----------        ----------        ----------

Number of shares for computation of
 diluted earnings per share                               15,748,265       15,805,398        15,695,590        15,758,668
                                                          ==========       ==========        ==========        ==========

Net income (loss) for basic and diluted
 earnings per share                                       $2,288,456       $3,840,495        $1,681,831        $2,947,785

Basic earnings (loss) per share                             $   0.15          $  0.25           $  0.11           $  0.19
                                                            ========          =======           =======           =======

Diluted earnings (loss) per share                           $   0.15          $  0.24           $  0.11           $  0.19
                                                            ========          =======           =======           =======

               Exhibit 27 - Financial Data Schedule

(a)      Reports on Form 8-K - None

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               APPLIED INNOVATION INC.
                                               -----------------------
                                               (Registrant)



AUGUST 11, 2000                                /S/  ROBERT L. SMIALEK
---------------                                ----------------------
Date                                           Robert L. Smialek
                                               President and Chief Executive
                                               Officer (Principal Executive
                                               Officer)

AUGUST 11, 2000                                /S/  MICHAEL P. KEEGAN
---------------                                ----------------------
Date                                           Michael P. Keegan
                                               Vice President, Chief Financial
                                               Officer and Treasurer (Principal
                                               Financial Officer and Principal
                                               Accounting Officer)