Form 10-Q
period 2000-09-30
APPLIED INNOVATION INC
filed 2000-11-14
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 1, 2000 there were 15,808,239 shares of common stock outstanding.

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

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
             September 30, 2000 (Unaudited) and December 31, 1999                                3

         Condensed Consolidated Income Statements for the
             three- and nine-month periods ended September 30, 2000
             and 1999 (Unaudited)                                                                4

         Condensed Consolidated Statements of Cash Flows for the
         nine-month periods ended September 30, 2000 and 1999 (unaudited)                        5

         Notes to Condensed Consolidated Financial Statements (unaudited)                    6 - 7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                   8 - 9

Item 3. Quantitative and Qualitative Disclosure About Market Risk                               10

Part II. Other Information
--------------------------

Items 1 - 5                                                                                     10

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                                           11

         (b) Reports on Form 8-K - None                                                         11

Signatures                                                                                      12


PART 1. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS


                             APPLIED INNOVATION INC.
                      Condensed Consolidated Balance Sheets

                                     Assets
                                     ------


                                                                                        (Unaudited)
                                                                                    September 30, 2000    December 31, 1999
                                                                                    --------------------  -------------------
Current assets:
    Cash and cash equivalents                                                              $ 19,003,078         $ 11,928,868
    Short term investments                                                                    3,358,829            1,794,581
    Accounts receivable, net of allowance                                                    18,277,459           10,990,025
    Inventory                                                                                 7,369,631            3,913,432
    Prepaid expenses                                                                            198,813              500,631
    Deferred income taxes                                                                     1,231,000            1,231,000
                                                                                    --------------------  -------------------

          Total current assets                                                               49,438,810           30,358,537

Property, plant and equipment - less accumulated
    depreciation of $6,389,501 and $5,941,568, respectively                                   8,369,494            8,643,068
Investments                                                                                   5,139,299            5,347,377

Other assets                                                                                    327,250              245,347
                                                                                    --------------------  -------------------

          Total Assets                                                                     $ 63,274,853         $ 44,594,329
                                                                                    ====================  ===================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

                                                                                        (Unaudited)
                                                                                    September 30, 2000    December 31, 1999
                                                                                    --------------------  -------------------
Current liabilities:
    Accounts payable                                                                       $ 10,468,834          $ 2,224,460
    Accrued expenses                                                                          4,287,922            3,070,792
    Accrued warranty expenses                                                                 1,535,696            1,877,731
    Deferred revenue                                                                            558,794              333,682
                                                                                    --------------------  -------------------

          Total current liabilities                                                          16,851,246            7,506,665
                                                                                    --------------------  -------------------


Stockholders' equity:
    Common stock; $.01 par value; 30,000,000 shares
      authorized; 15,798,382 and 15,371,932 shares
      issued and outstanding, respectively                                                      157,998              153,719
    Additional paid-in capital                                                               10,052,923            6,801,476
    Note receivable for common stock                                                           (600,000)                   -
    Retained earnings                                                                        36,792,649           30,152,749
    Accumulated other comprehensive gain (loss) - net                                            20,037              (20,280)
                                                                                    --------------------  -------------------

                                                                                             46,423,607           37,087,664
                                                                                    --------------------  -------------------

          Total Liabilities and Stockholders' Equity                                       $ 63,274,853         $ 44,594,329
                                                                                    ====================  ===================


      See accompanying note to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.
              Condensed Consolidated Income Statements (Unaudited)



                                                    Three months ended September 30,    Nine months ended September 30,
                                               ------------------------------------------------------------------------------
                                                     2000               1999               2000                  1999
                                               ------------------ ----------------- --------------------  -------------------
Net sales                                           $ 31,159,738      $ 11,779,417         $ 63,805,968         $ 35,156,048

Cost of sales                                         20,112,672         4,719,553           35,645,044           14,329,916
                                               ------------------ ----------------- --------------------  -------------------

Gross profit                                          11,047,066         7,059,864           28,160,924           20,826,132

Operating expenses:
    Research and development                           2,179,525         2,041,484            6,213,527            5,443,025
    Selling, general, and administrative               5,103,901         2,946,852           13,148,061            9,085,455
                                               ------------------ ----------------- --------------------  -------------------

       Income from operations                          3,763,640         2,071,528            8,799,336            6,297,652

Other income                                             353,765           287,584              965,564              669,245
                                               ------------------ ----------------- --------------------  -------------------

Income before income taxes                             4,117,405         2,359,112            9,764,900            6,966,897

Income taxes                                           1,318,000           849,000            3,125,000            2,509,000
                                               ------------------ ----------------- --------------------  -------------------

Net income                                          $  2,799,405      $  1,510,112         $  6,639,900         $  4,457,897
                                               ================== ================= ====================  ===================

Basic earnings per share                            $       0.18      $       0.10         $       0.43         $       0.28
                                               ================== ================= ====================  ===================

Diluted earnings per share                          $       0.17      $       0.10         $       0.42         $       0.28
                                               ================== ================= ====================  ===================

Weighted average shares outstanding
    for basic earnings per share                      15,695,574        15,526,895           15,528,872           15,657,586
                                               ================== ================= ====================  ===================

Weighted average shares outstanding
    for diluted earnings per share                    16,271,528        15,561,283           15,960,774           15,692,873
                                               ================== ================= ====================  ===================


      See accompanying note to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.
           Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                        Nine Months Ended September 30,
                                                                                    -----------------------------------------
                                                                                           2000                  1999
                                                                                    --------------------  -------------------
Cash flows from operating activities:
    Net income                                                                              $ 6,639,900          $ 4,457,897
    Adjustments to reconcile net income to net cash
       provided by operating activities
          Depreciation                                                                        1,265,392            1,450,417
          Loss on sale of assets                                                                 11,414               69,067
          Provision for deferred income taxes                                                         -               (4,000)
          Tax benefit associated with exercise of stock options                                 402,026                    -
          Effects of change in operating assets and liabilities:
              Accounts receivable                                                            (7,287,434)             597,836
              Inventory                                                                      (3,456,199)          (1,035,845)
              Other current assets                                                              301,818              188,666
              Other assets                                                                      (81,903)              57,969
              Accounts payable                                                                8,244,374            1,218,400
              Accrued expenses                                                                  875,095           (1,129,919)
              Deferred revenue                                                                  225,112              429,555
                                                                                    --------------------  -------------------

          Net cash provided by operating activities                                           7,139,595            6,300,043
                                                                                    --------------------  -------------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                               (1,006,757)            (763,644)
    Purchases of available for sale investments                                              (3,987,203)          (4,121,759)
    Maturities of available for sale investments                                              1,995,726                    -
    Sale of available for sale investments                                                      675,624                    -
    Proceeds from sale of property, plant and equipment                                           3,525               23,925
                                                                                    --------------------  -------------------

          Net cash used by investing activities                                              (2,319,085)          (4,861,478)
                                                                                    --------------------  -------------------


Cash flows from financing activities:
    Proceeds from issuance of common stock                                                    2,253,700                    -
    Common stock repurchased                                                                          -           (1,058,154)
                                                                                    --------------------  -------------------

          Net cash provided (used) by financing activities                                    2,253,700           (1,058,154)
                                                                                    --------------------  -------------------


Increase in cash and cash equivalents                                                         7,074,210              380,411

Cash and cash equivalents - beginning of period                                              11,928,868           17,211,499
                                                                                    --------------------  -------------------

Cash and cash equivalents - end of period                                                  $ 19,003,078         $ 17,591,910
                                                                                    ====================  ===================


      See accompanying note to condensed consolidated financial statements.

                             APPLIED INNOVATION INC.

              Notes to Condensed Consolidated Financial Statements
                           September 30, 2000 and 1999
                                   (Unaudited)


1. Basis of presentation - The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated income statements for the three- and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results for the full year.

2. The Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities was issued with an effective date of January 1, 2001. The Company believes it will have no impact on financial reporting.

3. Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at September 30, 2000 and December 31, 1999 are summarized below:


                                           September 30, 2000           December 31, 1999
                                           ------------------           -----------------
           Raw materials                       $ 5,001,176                 $ 2,739,379
           Work-in-process                       1,175,155                     142,030
           Finished goods                        1,383,300                   1,192,023
                                               -----------                   ---------
                                                 7,559,631                   4,073,432
           Reserve for obsolescence               (190,000)                   (160,000)
                                               -----------               -------------
                                               $ 7,369,631                 $ 3,913,432
                                               ===========                 ===========


4. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

5. Comprehensive income - Comprehensive income for the three- and nine-month periods ended September 30, 2000 was $2,839,722 and $6,680,217, respectively. Comprehensive income for the three- and nine-month periods ended September 30, 1999 was $1,491,093 and $4,438,878, respectively. The sole adjustment necessary to reconcile net income with comprehensive income is for the net unrealized gains or losses, net of taxes, on investment securities.

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

Outstanding shares of common stock used in calculating earnings per share differed from those amounts reported in the consolidated financial statements as follows:


                                      Three months ended                        Three months ended
                                      September 30, 2000                        September 30, 1999
                                     -------------------                        ------------------
                               Basic earnings     Diluted earnings      Basic earnings           Diluted earnings
                                  per share           per share              per share              per share
                                 ----------          ----------             ----------             ----------
Outstanding shares                15,798,382         15,798,382             15,497,732           15,497,732
Effect of weighting changes
     in outstanding shares          (102,808)          (102,808)                29,163               29,163
Stock options                            - -            575,954                    - -               34,388
                                  ----------         ----------             ----------           ----------
     Adjusted shares              15,695,574         16,271,528             15,526,895           15,561,283
                                  ==========         ==========             ==========           ==========


                                      Nine months ended                          Nine months ended
                                      September 30, 2000                        September 30, 1999
                                     -------------------                        ------------------
                               Basic earnings     Diluted earnings      Basic earnings           Diluted earnings
                                  per share           per share              per share              per share
                                 ----------          ----------             ----------             ----------

Outstanding shares                15,798,382         15,798,382             15,497,732           15,497,732
Effect of weighting changes
     in outstanding shares          (269,510)          (269,510)               159,854              159,854
Stock options                            - -            431,902                    - -               35,287
                                  ----------         ----------             ----------           ----------
     Adjusted shares              15,528,872         15,960,774             15,657,586           15,692,873
                                  ==========         ==========             ==========           ==========


7. Equity - On July 13, 2000, the Company appointed Robert L. Smialek as President and Chief Executive Officer. As part of his Employment Agreement ("Agreement"), the Company sold 100,000 unregistered shares of its common stock at $12 per share, the closing market price on the date of the Agreement. Mr. Smialek paid for the stock with $600,000, of cash, and a five year interest-bearing note, payable in five equal annual installments of principal and interest commencing July 13, 2001 and continuing through July 13, 2005. Interest accruing at a rate of 6.62 percent, shall be calculated on the basis of a 365-day year for the actual number of days the principal sum is unpaid. The note receivable is reflected in the Stockholders' Equity section of the accompanying balance sheet.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999

Net sales for the third quarter of 2000 were $31,160,000, an increase of 165% from net sales of $11,779,000 for the third quarter of 1999. Net sales of $63,806,000 for the nine-months ended September 30, 2000 are up 81% from $35,156,000 last year. The increase in sales was largely attributed to higher demand for the Company's AIscout, AISwitch 180, and AI130 products which accounted for approximately $4.2 million of the third quarter increase, while strong demand for the Company's integration and services business, including integrated digital subscriber line ("DSL") solutions, increased revenue during the most recent quarter by $15.2 million. The Company believes that fourth quarter 2000 sales will significantly exceed both third quarter 2000 and fourth quarter 1999 amounts, driven by substantial digital subscriber line system integration orders received late in the third quarter.

Because of the Company's concentration of sales to Regional Bell Operating Companies ("RBOCs"), long distance phone companies, and large Competitive Local Exchange Carriers ("CLECs"), a small number of customers have represented substantial portions of net sales. For the first nine months of 2000, sales to three companies comprised 57% of net sales. Each of the three customers contributed between 11% and 32% of net sales. One of these customers, Mcleod USA, comprises a large portion of the Company's integration and services revenues.

Gross profit as a percentage of net sales was 35% for the third quarter of 2000, versus 60% for the third quarter of 1999. Year-to-date gross profit percentages were 44% and 59% for 2000 and 1999, respectively. The lower overall gross profit margin as a percentage of net sales is principally due to integration and services which contributes lower incremental profitability than product sales, but increases the Company's business opportunities. Gross profit on product sales was 56% of net sales for the third quarter 2000, compared with 58% of net sales for the same period last year. Year-to-date gross profit percentages were 56% and 60% for 2000 and 1999, respectively. The slight decrease in gross profit as a percentage of net product sales is primarily attributed to a higher sales mix of products that have slightly lower gross margins, such as the AIscout and the AI130. Integration and services revenues gross profit for the three months ended September 30, 2000 was 15% versus 88% a year ago. The difference between the two quarters is attributed to a higher sales mix of system integration business in 2000, which includes third-party equipment costs. For the remainder of 2000, the Company expects system integration and services revenues to continue to increase at a faster rate than product sales, thereby decreasing overall gross margin as a percentage of net sales.

Research and development ("R&D") expenses increased 7% to $2,180,000 for the third quarter of 2000, from $2,041,000 for the same period in 1999. R&D decreased as a percentage of net sales to 7% for the third quarter of 2000, from 17% for the same period in 1999. Year-to-date R&D expenses were $6,214,000 for 2000 and $5,443,000 for 1999. As a percentage of net sales, this represents 10% for 2000 and 15% for 1999. The increase in R&D expenses is attributable to additional staffing and expenditures on new product initiatives, including LuxPath Networks fiber optic products. R&D expenses for the fourth quarter 2000 are expected to exceed fourth quarter 1999.

Selling, general and administrative expenses ("SG&A") increased to $5,104,000 in the third quarter of 2000, from $2,947,000 in 1999. As a percentage of net sales, this represents 16% in 2000 and 25% in 1999. Year-to-date SG&A was $13,148,000 for 2000 and $9,085,000 for 1999, which represented 21% of net sales in 2000 and 26% in 1999. The increase in SG&A spending is primarily related to new sales, sales engineering and senior management positions, increased expenditures for our integration and services division, and higher marketing expenditures. The Company believes that fourth quarter SG&A will exceed both third quarter 2000 and fourth quarter 1999.

As a result of the above factors, income from operations increased to $3,764,000 in the third quarter of 2000, from $2,072,000 in the third quarter of 1999. Third quarter income from operations represents 12% of net sales versus 18% of net sales in 2000 and 1999, respectively. Year-to-date income from operations was $8,799,000 for 2000, versus $6,298,000 in 1999. Year-to-date income from operations represents 14% of net sales in 2000, versus a loss from operations of 18% of net sales in 1999.

The Company's effective income tax rate was 32% for the current quarter versus an effective rate of 36% for the same period in 1999. During 2000, the Company anticipates generating higher research and experimentation tax credits, thereby lowering, the effective tax rate from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $27,501,000 of cash and cash equivalents and short- and long-term investments at September 30, 2000. During the nine-month period then ended, operating activities provided $7,139,000 in cash. During the same period the Company purchased $1,007,000 of equipment to support operations and purchased $1,316,000 of investment securities, net of maturities and sales.

Net working capital was $32,588,000 at September 30, 2000, compared to $22,852,000 at December 31, 1999. At September 30, 2000, the current ratio was 2.9:1 and the Company had no debt outstanding.

On October 21, 1999, the Company's Board of Directors approved a one year extension of the Company's 1,000,000 share stock repurchase program originally adopted in October 1998. Under this program, the Company has repurchased 448,000 shares through September 30, 2000. No shares were repurchased during the nine-month period ended September 30, 2000.

The Company believes that its existing cash, cash equivalents, investments, and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the end of 2001. However, if the Company's working capital needs significantly increase due to faster than expected growth, or should the Company acquire another business, the Company may seek to fund these requirements through a line of credit or other debt, or by issuing additional equity.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include statements regarding sales growth in the fourth quarter of 2000 (paragraph 1), future gross profit margins (paragraph 3), future R&D expenditures (paragraph
4), future SG&A spending (paragraph 5), the expected effective tax rate for 2000 (paragraph 7), and sufficiency of capital resources (paragraph 11). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, general economic and business conditions, the Company's ability to develop new products as planned and on budget, the impact of competitive products and services, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances which require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in the MD&A will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk -

The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks. Furthermore, the Company has not entered into any derivative contracts and the Company has no debt outstanding as of September 30, 2000.

Part II.  Other Information
--------  -----------------

Items 1 - 5.      Inapplicable

Part II.  Other Information
--------  -----------------

Item 6.        Exhibits

               Exhibit 10.1 -Employment Agreement between the Company and Robert L. Smialek
               Exhibit 11 - Earnings Per Share
               Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         APPLIED INNOVATION INC.
                                         -----------------------
                                         (Registrant)



November 13, 2000                        /s/  Robert L. Smialek
-----------------                        ----------------------
Date                                     Robert L. Smialek
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



November 13, 2000                        /s/  Michael P. Keegan
-----------------                        ----------------------
Date                                     Michael P. Keegan
                                         Vice President, Chief Financial Officer
                                          and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)