Form 10-K
period 2000-12-31
APPLIED INNOVATION INC
filed 2001-03-27
CIK 798399

                                   FORM 10-K
                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   (Mark One)
     [x]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934 FOR
                    THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
        [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                        Commission file number: 0-21352

                            APPLIED INNOVATION INC.
                (Name of registrant as specified in its charter)

         DELAWARE                                                31-1177192
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                   5800 INNOVATION DRIVE, DUBLIN, OHIO 43016
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number: 614-798-2000

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO
                              ---   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant, 9,208,500 shares, based on the $11.25 closing sale price on March 9, 2001, was $103,595,625.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,911,879 shares of Common Stock were outstanding at March 9, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to the Stockholders for the fiscal year ended December 31, 2000, are incorporated by reference in Part II.

Part III - Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2001, in part, as indicated.

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

                                     PART I

ITEM 1. BUSINESS.
        --------

GENERAL

         Applied Innovation Inc. ("Applied Innovation", "AI", or the "Company") develops, manufactures and markets network mediation and network bridging products and associated services to support the operation, maintenance, administration and provisioning of the internal data network that is used by telecommunications service providers to manage elements in their customer service network systems. Applied Innovation's customers include all of the Regional Bell Operating Companies, along with leading telecommunications, Internet, cable and other high technology companies. Applied Innovation's equipment is installed in over 20,000 locations ranging from remote facilities to Central Offices. Applied Innovation is an ISO 9001 certified organization and its products are compliant with the stringent Telcordia Network Element Building Standards ("NEBS") Level 3 requirements. The Company's LuxPath Networks division develops, manufactures and markets optical Ethernet access switching and transmission products for the Ethernet service delivery market.

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

         The Company's executive offices and manufacturing facilities are located at 5800 Innovation Drive, Dublin, Ohio, 43016, telephone (614) 798-2000.

THE COMPANY'S MARKETS

         The Company's products are designed to simplify telecommunications networks and accelerate time to market of new products and services. This provides improvements in operational efficiency for existing network deployments, while simultaneously decreasing the cost of deploying the next generation network infrastructures required to meet the rapid acceleration in demand for broadband services. Applied Innovation offers a wide variety of solutions including Telecommunication's Data Communications Networking ("DCN"), Enhanced Services and Optical Broadband.

         The Company's DCN product line provides the data communications infrastructure for the network management systems which enable remote access, fault management, security management, inventory, billing collection, provisioning and performance management. Telecommunications networks include a wide variety of Network Elements ("NE"), from a wide variety of vendors, using a wide variety of technologies and include both modem, state-of-the-art devices, and legacy equipment which has been installed for decades. Applied Innovation's DCN products enable modern Operation Support Systems ("OSSs") to interoperate with legacy network equipment, as well as allowing legacy OSSs to interoperate with modern, state-of-the-art network equipment. This is achieved by unifying the network interfaces presented to the OSS from the network elements using protocol mediation, physical interface translations, port and logical circuit concentration, application message translation and a variety of customized mediation functions designed to meet specific vendor requirements. This enables Applied Innovation to achieve the greatest amount of OSS and NE interoperability in the industry. This simplification of the network infrastructure extends the life of the existing capital equipment, reducing the need to "forklift" upgrades of the network as new services and equipment are deployed. The unified OSS interfaces also simplify the design of the DCN, eliminating the need for multiple OSS systems and parallel networks. This reduces overall cost, improves administration and management of the network, and allows for accelerated growth of the network to meet the ever increasing demand for bandwidth. The merger and acquisition trend in the telecommunications market increases the demand for network integration solutions as service providers struggle to consolidate OSS and management functions across the combined networks.

         Applied Innovation's LuxPath Networks division delivers ideal solutions for deploying high-speed broadband to both metro edge and campus fiber networks addressing the rapidly growing demand for bandwidth to multi-dwelling units ("MDU"), multi-tenant units ("MTU"), corporate campuses and office parks. Using LuxConnect(TM), native Ethernet service providers can rapidly accelerate deployment of Gigabit Ethernet to remote sites, while lowering their maintenance and administration costs. This technology simplifies the delivery of high-speed optical broadband technology. LuxPath Network's targeted customer base is comprised of both emerging service providers, such as Building Local Exchange Carriers ("BLECs"), Ether Local Exchange Carriers ("ELECs"), Optical Local Exchange Carriers ("OLECs"), Data Local Exchange Carriers ("DLECs") and Competitive Local Exchange Carriers ("CLECs"), as well as established service providers, such as Inter eXchange Carriers ("IXCs") and Incumbant Local Exchange Carriers ("ILECs"), who wish to deploy higher bandwidth services to their existing customers.

         Our Enhanced Services division provides turn-key solutions which include network planning and design, installation, systems integration and project management. The competitive landscape of the telecommunications industry has created a shortage of the trained and skilled personnel required for rapid growth and deployment of new services. Utilizing Applied Innovation's expert staff, our existing customers can leverage their existing work force in order to facilitate rapid growth with lowered costs. New service providers can utilize Enhanced Services to provide the critical skills required to design and initiate their initial deployment, leveraging Applied Innovation's staff, capabilities and telecommunications experience to lower their cost, investment and risk in permanent staff, as well as improving their profitability.

         The Company is expanding distribution for its products outside the United States. The Company has taken steps to establish a presence, through distributors, Original Equipment Manufacturer ("OEM") agreements, or otherwise, in Western Europe, Australia, Mexico, the Philippines, Taiwan, South Korea, South America and South Africa. The Company believes that countries currently building telecommunications infrastructures will require centralized network management and the supporting data communications capability supplied by its products as well as support for rapid deployment of Gigabit Ethernet Metropolitan Area Networks ("MANs").

         The Company estimates that the Regional Bell Operating Companies ("RBOCs") control approximately half of the estimated 20,000 telecommunications Central Office locations and the estimated 200,000 Controlled Environment Vault ("CEVs") and huts in the United States. The remaining locations are controlled by a few large firms like GTE, Sprint, AT&T, MCIWorldcom, and over 1,000 smaller independent firms, CLECs and long distance companies. Because of their relative size, demand for product, and importance, the Company has concentrated its marketing efforts on the larger telecommunications service providers. The Company has historically received a large percentage of its annual net sales from RBOCs. However, in the most recent calendar year, the Company experienced rapid revenue growth in emerging service provider markets such as the IXC, CLEC and utilities markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


PRODUCTS

HARDWARE SOLUTIONS

AISWITCH(TM)
------------

         The AIswitch connects multiple generations of telecommunications network equipment to computers that monitor, control and analyze field conditions. The AIswitch incorporates the latest high speed microprocessor and programmable gate array technology to bridge the hardware and software gaps between old and new equipment, providing productivity gains and cost savings at both the customer's Central Office and the Operations Centers. Practically all vintages of telecommunications network equipment can be integrated with support systems through the use of the AIswitch.

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

         The AIswitch features NEBS Level 3 compliance, Hot Swap capability, software download and is Simple Network Management Protocol ("SNMP") manageable. It is a valuable tool to help enable service providers ensure 100% connectivity, 100% reliability and 100% availability from OS systems to Network Elements across any data communication network.

         The Company has licensed technology from Cisco Systems, Inc. ("Cisco") which allows the Company to integrate a Cisco router into the AIswitch. Cisco's routing technology is the most widely used and allows the AIswitch to work smoothly with the routing technology already in use by most of the Company's customers. See "Business - Business Risks - Reliance on Suppliers."

AISCOUT(TM)
-----------

         The AIscout is a self-contained, economical, mediation and concentration device providing versatile functionality and hardware connectivity for data communications networks. While designed for smaller Central Offices ("COs"), Controlled Environmental Vaults ("CEVS") and collocation sites, the AIscout offers many features to meet a broad range of network needs. It is ideal for protocol mediation and port concentration for transporting OAM&P data between Network Elements and Operational Support Systems. The AIscout offers remote software download capabilities, remote configuration, SNMP manageability, configuration backup, download and restore and local craft access. These management features contribute to more efficient allocation of customers' manpower. By integrating the AIflex (Fiber Local Area Network Extender - a Wave Division Multiplexer technology) within the AIscout, the OAM&P traffic may use the same fiber as the payload traffic. This eliminates the need for routers and channel service unit/data service unit ("CSU/DSUs"), which in turn flattens out the network and eliminates both the need for installing a dedicated circuit and the recurring monthly dedicated circuit costs.

AIFLEX(TM)
----------

         The AIflex enables telecom companies to use existing fiber connections from the Central Office to monitor and manage Controlled Environmental Vaults, huts and shelters. The AIflex uses Wave Division Multiplexer ("WDM") technology to enable telecommunication providers to manage remote locations as nodes on a Central Office-based local area network ("LAN"). Connecting directly to existing fiber without interfering with existing payload, AIflex transmits management data between remote sites and the central office without additional cost and delays associated with extra lines or routers. Utilizing existing fiber saves money, saves recurring circuit costs, frees a resource generating circuit and speeds deployment time.

AISPY(TM)
---------

         AIspy is a comprehensive system for managing small telecom sites such as Controlled Environmental Vaults, cell sites, huts, collocation sites, small central offices and remote and unmanned facilities. AIspy provides monitoring capabilities for the entire facility through a multitude of alarms and sensors. AIspy is built to telephone company standards and provides the customer with multiple management and communication path options. It has the capability to control and record access into the monitored site through either keypad or cellular phone ("DTMF") input.

NETWORK MANAGEMENT SYSTEMS

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


NEWEB(TM)
---------

         NEWEB combines the AIswitch and Web technology for simple, secure access to Network Elements from anywhere, anytime. NEWEB simplifies the job of network management staff by providing a point-and-click interface, with configurable drop-down menus for provisioning, troubleshooting and secure remote access of Network Elements. By providing a wide variety of vendor specific network element databases, which incorporates the specific command sets for each element, it reduces training time for new staff and decreases the impact of personnel turnover greatly. Improved productivity translates into lower costs, greater flexibility and responsiveness, improved service quality and time-to-market. NEWEB provides users with a simple intuitive means to locate inventory and connect to specific network elements while providing a robust, yet flexible security model. NEWEB gives technicians direct access, with personal computers or workstations, to remote Network Elements. Users increase their productivity by eliminating unnecessary field service calls. NEWEB also enables users to diagnose and repair faults in less time while shortening their learning curve for Network Element provisioning and troubleshooting.

LUXPATH NETWORKS DIVISION

LUXCONNECT(TM)
--------------

         The LuxConnect is a Gigabit Ethernet multiplexer that aggregates up to eight channels of Gigabit Ethernet into a single protected 10-Gbps optical signal. The LuxConnect is marketed through Applied Innovation's LuxPath Networks division. Aggregation into a 10-Gbps signal significantly improves fiber utilization and extends the reach for common Gigabit Ethernet optical interfaces. The LuxConnect is more economical than SONET-based solutions in terms of both equipment costs and operating expenses. While maintaining a lower total cost of ownership, the LuxConnect provides significant performance advantages as a native Ethernet transmission platform. By providing eight virtual pipes for Gigabit Ethernet services, the LuxConnect flattens data transport architectures, improving network administration and maintainability while enhancing total network scalability, and provides distinct time-to-market advantages in turning up new revenue-bearing services. Gigabit Ethernet interfaces utilize hot-swappable Giga-bit Integrated Circuit ("GBIC") modules which allow the user the flexibility to meet both existing and future optical and copper connectivity requirements.

         Management options include SNMP Management, an embedded web server for monitoring, provisioning and performance management, as well as the standard async and Telnet based craft interfaces. An embedded web server utilizes internal exstensible markup language ("XML") databases to ensure future extensibility. Element management is provided using Applied Innovation's AppliedView(TM) system.

         Ethernet is ubiquitous; it is estimated that there are over 300 million Ethernet ports in the US alone. LuxConnect is Ethernet-centric, leveraging the client's current knowledge base. As an Ethernet platform, the LuxConnect does not require the client to add or consume SONET and ATM expertise within their organization. This improves network maintainability, easing many of the data transport network's scalability issues and lowering the learning curve. This brings dramatic advances in time-to-market for new services. The LuxConnect makes it easier to deploy a data transport network.

ENHANCED SERVICES DIVISION

ENHANCED SERVICES
-----------------

         Applied Innovation Services enable AI to provide value to our customers. Leveraging the knowledge AI possesses regarding Telecommunications, Enterprise Networking and Operational Support/Network Management Systems, AI provides a unique and fresh perspective to innovating the way today's service providers fulfill their business requirements. These services include project planning, project management, network engineering, installation, system integration and supplemental staffing.

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

MARKETING, BUSINESS DEVELOPMENT, SALES AND SERVICES

         The Company's products and services are sold primarily through its own sales force, except for independent sales agents in Western Europe, South Africa, Mexico, Australia, and South Korea. The Company is exploring alternative distribution channels to allow sales of the Company's products to markets that are not easily accessible nor cost effective for its own sales force. In addition to the Dublin, Ohio headquarters, the Company maintains sales offices in Atlanta, Chicago, Dallas, Denver, New York and Ontario, Canada.

         The Company's marketing and business development staff consists of a Vice President of Marketing and Business Development, a Director of Product Line Management, a Director of Advanced Technology, a Director of Business Development, Product Line Managers and an administrative staff. The Company's sales department consists of a Senior Vice President, International Sales, a Vice President of Sales, a Director of Enhanced Services Sales, a Director of Sales Engineering, a Director of Emerging Markets (Sales), Regional Account Managers, Account Managers, Sales Engineers and an administrative staff. The Company's services division consists of a Vice President, Services Division, a Director of Services Operations, Installation, Detail Engineering, Project Management, Technical Support, Technical Training, and an administrative staff. Sales leads are currently generated through target marketing to telecommunications service providers, direct mail and trade shows. Sales leads are followed up by personal contact from the Company's sales and marketing staff. If sufficient interest exists, an on-site visit may be scheduled for the purpose of making a sales presentation, which may include a product demonstration.

         The technical complexity of the Company's products and the relative large size of customers create a long sales cycle for the Company's products. The technical nature of the products and Central Office environment also mandates a very technical sales force. The Company's sales force receives incentive compensation based on increased levels of sales.


RESEARCH AND DEVELOPMENT

The Company's research and development ("R&D") activity is coordinated with product management and business development to create product development teams that focus on customer requirements. Enhancements to the AIswitch are focused on increasing its capacity and adapting to the wide variety of existing and emerging network element management interfaces. Investment is continuing in the area of leveraging the AIswitch technology in creating smaller, more highly integrated products, such as the AIscout and AIspy, which are appropriate for the smaller central office ("CO"), controlled environment vault ("CEV"), or Cabinet environment. Network Management/OSS products and services, such as NEWEB and future enhancements and Optical networking technology, such as the LuxConnect will continue to play a key position in the Company's R&D spending as we expand our presence into these emerging markets.

         The Company spent $8,176,622, $7,479,496, and $11,979,875, on
Company-sponsored R&D during the fiscal years ended December 31, 2000, 1999, and 1998, respectively. R&D expenditures represented approximately 7.0%, 15.1%, and 22.3%, of annual sales in fiscal 2000, 1999, and 1998, respectively. During 1998, the Company incurred $6,263,000 in R&D related to the terminated Access Products Group development activity. The Company expects to commit a substantial amount of resources and cash to its research and development efforts during 2001. See "Business - Business Risks - New Products and Rapid Technological Change; Need to Manage Product Transitions."


CUSTOMER SERVICE AND WARRANTY

         The Company offers its customers a variety of services such as technical support, project management, training, detail engineering, installation and test and turn-up. Project managers interface between the Company and customers for installation of new products and services and upgrades of existing products. The project manager is also responsible for assuring that all possible circumstances are anticipated prior to certifying the system for full operation. Following installation, the project manager continues to monitor the customer's system to ensure proper satisfaction.

         The Company designs training programs to educate the customer's system administration, operations and maintenance personnel to operate the system. Classes are available on line and at the customer's site or at the Company's headquarters. Additional training is also offered to the customer during system upgrades and for new operations personnel.

         The Company's field service department provides custom design and installation services for telecommunications network equipment and software. The Company believes that its field service department complements and enhances the sale of its products.

         The Company warrants its products for a minimum of one year and up to five years, as negotiated under contract. Customers may also purchase extended warranty contracts with guaranteed overnight factory replacement service for circuit boards or system modules in the event of equipment failure. Software revisions to the Company's products are also available as part of the extended warranty contracts, or may be purchased by the customer. In addition, for an additional charge, on-site spares are available for those customers who require immediate replacement. The Company also provides a 24-hour Service Hotline for instant access to its field service and support departments. A toll-free 800 number is also offered.

         Warranty expense represented approximately 1.5%, 2.4%, and 4.5% of annual net sales in 2000, 1999, and 1998, respectively. See "Business - Business Risks - Risk of Product Defects."

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

         Competition for the Company's DCN products arises primarily from suppliers of telecommunications switching and transmission equipment. Competition comes from other data communications suppliers, such as Cisco Systems, Dantel, ACT Networks, Badger Technology, and IMCI Technologies. In some cases, newer products or redesigned older products from these suppliers compete with the Company's products. See "Business - Business Risks - Competition."

         Competition for the Company's LuxPath division includes Nbase/Xyplex, Hitachi, Riverstone, Lucent, Nortel and Cisco Systems.

         Competition for the Company's Enhanced Services division include EF&I, Lucent Netcare, Sprint North Supply and Marconi.


PERSONNEL

         As of March 16, 2001, the Company had 310 full-time and part-time employees. The Company's employees are distributed among the following departments: Sales and Marketing (64); Research and Development (72); Customer Service (81); Manufacturing (55); and Operations (38). The Company anticipates that it will continue to increase the number of its employees as it grows.

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

         Risks Associated with Customer Concentration; Dependence on Telecommunications Industry. A significant portion of the Company's revenues in each fiscal quarter since inception has been derived from substantial orders placed by large organizations, such as the RBOCs. As a result, the Company's net sales often have been concentrated among a relatively small number of customers. In fiscal 2000, 1999, and 1998, net sales from the Company's two, two and five largest customers represented approximately 61%, 42%, and 75%, respectively, of the Company's total net sales. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. None of the Company's customers are contractually obligated to license or purchase additional products or services from the Company. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that have accounted for significant net sales in past periods, individually or as a group, will continue, or if continued will reach or exceed historical levels in any future period. Furthermore, such customers are concentrated in the telecommunications industry. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company's products and services. Additionally, any future mergers and acquisitions among our customers could impact future orders from such customers. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration and factors affecting capital spending in the telecommunications industry.

         Product Concentration. Revenue from the sale, service and support of the Company's DCN family of products has accounted for a substantial portion of the Company's net sales since inception. The Company believes that revenue from the sale, service and support of the DCN products will continue to account for a significant portion of the Company's net sales in fiscal 2001. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of the DCN products, improvements to the DCN product framework and new and enhanced development tools and network operations support. There can be no assurance that the AIswitch will continue to achieve market acceptance or that the Company will be successful in developing, introducing or marketing improvements to the AIswitch framework or new or enhanced development tools and applications. The life cycles of products, including development tools and applications, are difficult to estimate due in large part to the recent emergence of many of the Company's markets, the effect of future product enhancements and competition. A decline in the demand for DCN products as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

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

         Reliance on Suppliers. The Company purchases raw material and licenses technology from a number of domestic and foreign sources. The Company believes that currently there are acceptable alternatives to the suppliers of raw material and technology used in its products which could be substituted for over time, with the exception of network routing products supplied by Cisco Systems, Inc. The Company currently purchases network routing products and licenses technology regarding the same from Cisco Systems, Inc. pursuant to a Technology Agreement. The term of the Technology Agreement expires on December 31, 2001 and automatically renews for one year periods, unless either party elects not to renew. Additionally, the Technology Agreement may be terminated by either party for any reason upon six months notice. The Company believes that some of its customers place a high value on the incorporation of network routing products and technology from Cisco Systems, Inc. into the Company's products. While the Company believes that it could obtain similar quality network routing products and technology from other vendors, the termination of the Technology Agreement could materially adversely affect the acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have in the past and will in the future vary significantly depending on factors such as the timing of significant orders and shipments, capital spending patterns of the Company's customers, changes in pricing policies by the Company or its competitors, the lengthy sales cycle of the Company's products, increased competition, changes in operating expenses, mergers and acquisitions among customers, personnel changes, demand for the Company's products, the number, timing and significance of new product and product enhancement announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis, the mix of direct and indirect sales and general economic factors, among others. A significant portion of the Company's revenues have been, and will continue to be, derived from substantial orders placed by large organizations, such as the RBOCs, and the timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly net sales and operating results have been and will continue to be difficult to forecast. Revenues are also difficult to forecast because the Company's sales cycle, from initial evaluation to product shipment, varies substantially from customer to customer. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. The Company's expense levels are based, in part, on its expectations as to future revenue levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with net sales, net income
(loss) may be disproportionately affected by a reduction in net sales. The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to an increase in capital expenditures by customers in certain quarters. Based upon all of the foregoing, the Company believes that quarterly net sales and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter, the Company's net sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially adversely affected.

         Dependence on Key Personnel. The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, professional services, customer support and product development personnel. In particular, the Company would be materially adversely affected if it were to lose the services of Gerard B. Moersdorf, Jr., Chairman of the Board, who has provided significant leadership and direction to the Company since its inception. The Company has obtained key man life insurance on the life of Mr. Moersdorf in the amount of $10,000,000, payable to the Company. Additionally, the Company could also be materially affected were it to lose the services of Robert L. Smialek, Chief Executive Offcer and President. The loss of other key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, sales, professional services, customer support and product development personnel. The Company has at times experienced and continues to experience difficulty in recruiting qualified personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In addition, there are only a limited number of qualified professional services and customer support engineers, and competition for such individuals is especially intense. Furthermore, competitors have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

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

         Anti-Takeover Provisions; Certain Provisions of Delaware Law; Certificate of Incorporation and By-Laws. Certain provisions of Delaware law and the Company's Certificate of Incorporation and By-Laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's By-Laws provide for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. Additionally, the directors, executive officers and existing principal stockholders of the Company and their affiliates beneficially own approximately 44.0% of the outstanding shares of the Company's Common Stock. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

         Concentration of Stock Ownership. The present directors, executive officers and principal stockholders of the Company and their affiliates beneficially own approximately 44.0% of the outstanding shares of the Company's Common Stock. In particular, Gerard B. Moersdorf, Jr. and his spouse own approximately 41.1% of the outstanding shares of Common Stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

         Revenue Fluctuations due to Reseller Pass-Through. One time systems integration project opportunities may contribute to significant fluctuations in top line revenues on a non-recurring basis. These contributions are generally at lower margin than our core product line sales, and may affect quarterly margin performance. However, these projects do make significant contributions to our overall net profits, and do not affect long term profit growth for the Company.

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

                                       2000                    1999
                                       ----                    ----

                                High         Low         High        Low

         Q1                    $14.56       $ 7.75       $5.19       $3.13

         Q2                    $12.13       $ 7.00       $5.75       $2.81

         Q3                    $27.06       $10.25       $4.94       $3.50

         Q4                    $16.50       $ 7.50       $9.00       $3.40
         -----------------------------------------------------------------

          At March 9, 2001, the Company had 531 stockholders of record.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         ----------------------------------------------------------

          The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuations, or similar market risks. Furthermore, the Company has not entered into any derivative contracts and the Company has no debt outstanding as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        -------------------------------------------

          The information required by this item is included under the caption "Consolidated Financial Statements" in the Company's Annual Report to Stockholders and is incorporated herein by reference, except that our Financial Statement Schedule and Independent Auditors' Report on Financial Statement Schedule are included in response to Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        ---------------------

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

          The information appearing under the caption "ELECTION OF DIRECTORS" on pages 4 through 15 of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on April 26, 2001 (the "Proxy Statement"), and the information appearing under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 24 of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

          The information appearing in the Proxy Statement under the caption "ELECTION OF DIRECTORS - Executive Compensation" on pages 8 through 15 of the Proxy Statement is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

          The information appearing in the Proxy Statement under the caption "ELECTION OF DIRECTORS - Related Party Transactions" on page 12 is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

(a)(1)    The following documents are filed as part of this report:

          Consolidated Balance Sheets as of December 31, 2000 and 1999.

          Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

          Notes to Consolidated Financial Statements.

(a)(2)    Schedule II (Valuation and Qualifying Accounts)

(a)(3)    Exhibits:  The following exhibits are filed as part of this report:

      EXHIBIT NO.                        DESCRIPTION

          3.1 Certificate of Incorporation of the Company. (Reference is made to Exhibit 3.1 to the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 10, 1993, and incorporated herein by reference).

          3.2 By-laws of the Company, as amended. (Reference is made to Exhibit 3.2 to the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 10, 1993, and incorporated herein by reference).

         10.1 Company's Amended and Restated 1986 Incentive Stock Option Plan, including form of Stock Option Agreement. (Reference is made to Exhibit 10.1 to the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 10, 1993, and incorporated herein by reference).

         10.2 Company's 1986 Amended and Restated Non-Statutory Stock Option Plan, including form of Stock Option Agreement. (Reference is made to Exhibit 10.2 to the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 10, 1993, and incorporated herein by reference).

         10.3 Form of Confidentiality, Assignment and Non-Competition Agreement between the Company and employee officers. (Reference is made to Exhibit 10.3 to the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 10, 1993, and incorporated herein by reference).


         10.4 Technology Agreement, dated November 12, 1996, between the Company and Cisco Systems, Inc. (Reference is made to Exhibit
                  10.4 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1998, and incorporated herein by reference).

         10.5 Employment Agreement between the Company and William J. Mrukowski. (Reference is made to Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1998, and incorporated herein by reference).

         10.6 Form of Indemnification Agreement between the Company and officers and directors. (Reference is made to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference).

         10.7*    Schedule of Indemnification Agreements.

         10.8 Company's Amended and Restated 1996 Stock Option Plan. (Reference is made to Exhibit 10.11 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference).

         10.9 Employment Agreement between the Company and Robert L. Smialek (Reference is made to Exhibit 10.1 to the Company's Quarterly Statement on Form 10-Q, filed with the Commission on November 14, 2000, and incorporated herein by reference).

         10.10* Employment Agreement between the Company and Gerard B. Moersdorf, Jr.

         10.11*   Employment Agreement between the Company and Michael P.
                  Keegan.

         11*      Statement re: computation of earnings per share

         13* Portions of the Annual Report to Stockholders for year ended December 31, 2000

         23*      Consent of KPMG LLP

         24*      Powers of Attorney

         99*      Independent Auditors' Report

         ------------------------
         *        Filed herewith.

(b)      None

(c)      Exhibits - The exhibits to this report follow the signature page.

(d) Financial Statement Schedules - The financial statement schedule to this report follows the signature page and the independent auditors' report thereon is included in Exhibit 99 to this Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APPLIED INNOVATION INC.


Date: March 26, 2001                   By: /s/ Robert L. Smialek
                                           -------------------------------------
                                           Robert L. Smialek,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURE                                   TITLE                                    DATE
      ---------                                   -----                                    ----
/s/ Robert L. Smialek                     President and                               March 26, 2001
-------------------------                 Chief Executive Officer
Robert L. Smialek                         and Director
                                          (Principal Executive Officer)

/s/   Michael P. Keegan                   Vice President,                             March 26, 2001
-------------------------                 Chief Financial Officer
Michael P. Keegan                         and Treasurer
                                          (Principal Financial and
                                          Principal Accounting Officer)

*Gerard B. Moersdorf, Jr.                 Director                                    March 26, 2001
-------------------------
Gerard B. Moersdorf, Jr.

*James H. Blough                          Director                                    March 26, 2001
-------------------------
James H. Blough

*Curtis A. Loveland                       Director                                    March 26, 2001
-------------------------
Curtis A. Loveland

*Gerard B. Moersdorf, Sr.                 Director                                    March 26, 2001
-------------------------
Gerard B. Moersdorf, Sr.

*Richard W. Oliver                        Director                                    March 26, 2001
-------------------------
Richard W. Oliver

*Thomas W. Huseby                         Director                                    March 26, 2001
-------------------------
Thomas W. Huseby

*Alexander B. Trevor                      Director                                    March 26, 2001
-------------------------
Alexander B. Trevor

*William H. Largent                       Director                                    March 26, 2001
-------------------------
William H. Largent

*By: /s/ Robert L. Smialek
    -------------------------
         Robert L. Smialek
         (Attorney-in-Fact)

                             APPLIED INNOVATION INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


Column A                                        Column B               Column C              Column D       Column E
--------                                        --------               --------              --------       --------
                                                             /---------Additions--------/
                                                             ----------------------------
                                               Balance at      Charged to     Charged to
                                              beginning of     costs and        other                     Balance at
Description                                      period         expense        accounts     Deductions   end of period
-----------                                      ------         -------        --------     ----------   -------------
YEAR ENDED DECEMBER 31, 1998:
     Allowance for doubtful accounts           $  228,284      $  147,091        $--        $  119,258      $  256,117
     Allowance for obsolete inventory             112,116       1,153,556         --         1,105,672         160,000
     Warranty provision                         2,155,325       2,640,076         --         2,150,663       2,644,738

YEAR ENDED DECEMBER 31, 1999:
     Allowance for doubtful accounts           $  256,117      $  162,103        $--        $  100,673      $  317,547
     Allowance for obsolete inventory             160,000              --         --                --         160,000
     Warranty provision                         2,644,738       1,602,570         --         2,369,577       1,877,731

YEAR ENDED DECEMBER 31, 2000:
     Allowance for doubtful accounts           $  317,547      $  464,548        $--        $   91,493      $  690,602
     Allowance for obsolete inventory             160,000          30,000         --                --         190,000
     Warranty provision                         1,877,731       1,975,811         --         2,518,756       1,334,786