Form 10-Q
period 2001-03-31
APPLIED INNOVATION INC
filed 2001-05-11
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001
                                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to  ________

Commission file number 0-21352

                             APPLIED INNOVATION INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     31-1177192
       (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                     identification no.)

     5800 INNOVATION DRIVE, DUBLIN, OHIO                          43016
  (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (614)-798-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
As of April 30, 2001 there were 15,914,479 shares of common stock outstanding.

                             APPLIED INNOVATION INC.

                                Table of Contents

                                                                          Page

Facing Page                                                               1

Table of  Contents                                                        2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 (unaudited)
             and December 31, 2000                                           3

         Consolidated Income Statements for the three-months
             ended March 31, 2001 and 2000 (unaudited)                       4

         Consolidated Statements of Cash Flows for the three-months
             ended March 31, 2001 and 2000 (unaudited)                       5

         Notes to Consolidated Financial Statements (unaudited)          6 - 7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations               8 - 10

Item 3. Quantitative and Qualitative Disclosure About Market Risk            10

PART II. OTHER INFORMATION

Items 1 - 5                                                                  10

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                        11

         (b) Reports on Form 8-K - None                                      11

Signatures                                                                   12

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                             APPLIED INNOVATION INC.
                           Consolidated Balance Sheets

                                     Assets
                                     ------

                                                                    (Unaudited)
                                                                    March 31, 2001   December 31, 2000
                                                                    --------------   -----------------
Current assets:
    Cash and cash equivalents                                        $ 10,113,644      $ 14,020,080
    Short term investments                                              2,471,227         6,386,236
    Accounts receivable, net of allowance                              22,298,604        29,990,699
    Inventory                                                           7,920,074        12,009,060
    Other current assets                                                  707,492           852,983
    Deferred income taxes                                               2,442,000         2,642,000
                                                                     ------------      ------------
          Total current assets                                         45,953,041        65,901,059

Property, plant and equipment:
    Land                                                                1,639,303         1,639,303
    Building                                                            5,052,336         5,042,590
    Equipment                                                           7,047,926         6,678,641
    Furniture                                                           1,996,305         1,995,763
                                                                     ------------      ------------
                                                                       15,735,870        15,356,297
    Less accumulated depreciation                                       7,131,578         6,743,639
                                                                     ------------      ------------
               Property, plant and equipment, net                       8,604,292         8,612,658
Investments                                                            10,575,121         5,867,693
Other assets                                                              308,501           307,041
                                                                     ------------      ------------
          Total Assets                                               $ 65,440,955      $ 80,688,451
                                                                     ============      ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
    Accounts payable                                                 $  4,508,856      $ 19,825,749
    Accrued expenses:
      Warranty                                                          1,333,113         1,334,786
      Income taxes                                                      1,456,532         2,391,402
      Payroll and related expenses                                      1,312,250         2,460,907
      Royalties                                                           210,062           149,052
      Property taxes                                                      355,162           330,152
    Access Products termination charge                                    201,571           263,726
    Deferred revenue                                                    3,296,933         3,941,057
                                                                     ------------      ------------
          Total current liabilities                                    12,674,479        30,696,831


Stockholders' equity:
    Common stock; $.01 par value; authorized
         30,000,000 shares; issued and outstanding
         15,901,179 shares in 2001 and 15,808,479 shares in 2000          159,012           158,085
    Additional paid-in capital                                         10,725,348        10,081,936
    Note receivable for common stock                                     (600,000)         (600,000)
    Retained earnings                                                  42,539,445        40,297,751
    Accumulated other comprehensive gain (loss) - net                     (57,329)           53,848
                                                                     ------------      ------------
          Total stockholders' equity                                   52,766,476        49,991,620
                                                                     ------------      ------------
          Total Liabilities and Stockholders' Equity                 $ 65,440,955      $ 80,688,451
                                                                     ============      ============


See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Consolidated Income Statements (Unaudited)

                                                    Three months ended March 31,
                                                    ----------------------------
                                                         2001            2000
                                                     -----------     -----------
Sales:
    Product and Integration sales                    $22,093,898     $13,519,279
    Services sales                                     3,544,818         843,229
                                                     -----------     -----------
Net sales                                             25,638,716      14,362,508

Cost of sales:
    Cost of sales - Product and Integration           12,235,798       6,391,452
    Cost of sales - Services                           1,775,165         434,961
                                                     -----------     -----------
Net cost of sales                                     14,010,963       6,826,413

Gross profit                                          11,627,753       7,536,095

Operating expenses:
    Research and development                           2,621,323       1,941,942
    Selling, general, and administrative               6,058,302       3,615,872
                                                     -----------     -----------

       Income from operations                          2,948,128       1,978,281

Interest income and other income (expense), net          448,866         304,758
                                                     -----------     -----------

Income before income taxes                             3,396,994       2,283,039

Income taxes                                           1,155,300         731,000
                                                     -----------     -----------

Net income                                           $ 2,241,694     $ 1,552,039
                                                     ===========     ===========

Basic earnings per share                             $      0.14     $      0.10
                                                     ===========     ===========

Diluted earnings per share                           $      0.14     $      0.10
                                                     ===========     ===========

Weighted average shares outstanding
    for basic earnings per share                      15,880,249      15,443,708
                                                     ===========     ===========

Weighted average shares outstanding
    for diluted earnings per share                    16,213,548      15,862,530
                                                     ===========     ===========

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Cash Flows (Unaudited)


                                                                     Three Months Ended March 31,
                                                                     ---------------------------
                                                                          2001            2000
                                                                          ----            ----
Cash flows from operating activities:
    Net income                                                       $  2,241,694      $  1,552,039
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation                                                    387,939           484,275
          Provision for doubtful accounts                                  30,000            30,000
          (Gain) loss on sale of assets                                    (4,651)             --
          Deferred income tax expense                                     200,000              --
          Tax benefit associted with exercise of stock options              3,185           245,213
          Effects of change in operating assets and liabilities:
              Accounts receivable                                       7,662,095        (1,085,087)
              Inventory                                                 4,088,986            75,248
              Other current assets                                        145,491          (181,480)
              Other assets                                                 (1,458)          208,105
              Accounts payable                                        (15,316,894)          991,975
              Accrued expenses                                         (2,061,335)          (11,297)
              Deferred revenue                                           (644,124)         (119,047)
                                                                     ------------      ------------
          Net cash provided by (used in) operating activities          (3,269,072)        2,189,944
                                                                     ------------      ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                           (379,572)         (245,453)
    Purchases of investments                                           (7,993,836)         (872,274)
    Maturities of investments                                           5,840,239         1,176,592
    Sale of  investments                                                1,250,000           649,867
    Proceeds from sale of property, plant and equipment                     4,651              --
                                                                     ------------      ------------
          Net cash provided by (used in) investing activities          (1,278,518)          708,732
                                                                     ------------      ------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                641,154           640,601
                                                                     ------------      ------------

          Net cash provided by financing activities                       641,154           640,601
                                                                     ------------      ------------

Increase (decrease) in cash and cash equivalents                       (3,906,436)        3,539,277
Cash and cash equivalents - beginning of period                      $ 14,020,080      $ 11,928,868
                                                                     ------------      ------------

Cash and cash equivalents - end of period                            $ 10,113,644      $ 15,468,145
                                                                     ============      ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. Basis of presentation - The consolidated balance sheet as of March 31, 2001, and the consolidated income statements and cash flows for the three-months ended March 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results for the full year.

2. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at March 31, 2001 and December 31, 2000 are summarized below:

                                            March 31, 2001       December 31, 2000
                                            ------------           ------------
Raw materials                               $  6,407,951           $  8,201,638
Work-in-process                                  592,632              2,431,166
Finished goods                                 1,109,491              1,566,256
                                            ------------           ------------
                                               8,110,074             12,199,060
Reserve for obsolescence                        (190,000)              (190,000)
                                            ------------           ------------
                                            $  7,920,074           $ 12,009,060
                                            ============           ============


3. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

4. Comprehensive income - Comprehensive income for the three-month period ended March 31, 2001 was $2,130,517 as compared to comprehensive income of $1,520,530 for the three-month period ended March 31, 2000. The sole adjustment necessary to reconcile net income with comprehensive income is for the net unrealized losses, net of taxes, on investment securities, which was $111,177 for the three months ended March 31, 2001.

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

Shares of common stock used in calculating earnings per share differed from outstanding shares reported in the consolidated financial statements as follows:

                                      Three months ended                    Three months ended
                                        March 31, 2001                        March 31, 2000
                                       ---------------                        --------------
                                Basic earnings   Diluted earnings    Basic earnings   Diluted earnings
                                  Per Share         Per Share         Per Share         Per Share
                                 -----------       -----------       -----------       -----------
Outstanding shares                15,901,179        15,901,179        15,507,052        15,507,052
Effect of weighting changes
     in outstanding shares           (20,930)          (20,930)          (63,344)          (63,344)
Stock options                           --             333,299              --             418,822
                                 -----------       -----------       -----------       -----------
     Adjusted shares              15,880,249        16,213,548        15,443,708        15,862,530
                                 ===========       ===========       ===========       ===========


6. Equity - Effective January 1, 2001, the Company appointed Karl Fox as Vice President, Engineering. In connection with his employment, the Company sold and Mr. Fox purchased 50,000 unregistered shares of common stock at $8.5625 per share, the closing price on the date prior to the sale.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE THREE-MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE-MONTHS ENDED MARCH 31, 2000

Sales for the first quarter of 2001 were $25,639,000, a 78% increase from net sales of $14,362,000 during the first quarter of 2000. The increase in sales was largely attributable to growth in product sales and strong demand for the Company's integration and services. The Company believes that 2001 sales will continue to exceed 2000 amounts for the remainder of the year.

The following table summarizes revenues and gross profit for products, integration and services:

                       For the Quarter Ended March 31, 2001                       For the Quarter Ended March 31, 2000
                       ------------------------------------                       ------------------------------------

                  Products      Integration     Services         Total        Products   Integration    Services      Total
                  --------      -----------     --------         -----        --------   -----------    --------      -----

Sales            $16,264,000    $ 5,830,000    $ 3,545,000    $25,639,000    $13,519,000    $   -    $   843,000    $14,362,000
Gross Profit       8,992,000        866,000      1,770,000     11,628,000      7,128,000       --        408,000      7,536,000
Gross Profit %            55%            15%            50%            45%            53%      --%            48%            52%

Product sales of $16,264,000 were 63% of total sales in 2001, versus product sales of $13,519,000, or 94% of total sales in 2000. This represented a 20% increase in product sales from the year 2000. Product sales include revenues from the sale of AIswitch, AIscout and other products, as well as software licensing revenues.

Integration revenue was $5,830,000, or 23% of total sales in 2001. There were no integration sales in the first quarter of 2000. Integration revenue consists of turn-key integrated systems and includes a significant amount of third-party products integrated with the Company's products.

Services revenue was $3,545,000, or 4% of total sales in 2001, compared to $843,000, or 6% of total sales in 2000. This represented a 320% increase in services revenue during the first quarter of 2001 from the same period last year. Services revenue includes network design, installation and project management, as well as revenues from annual maintenance agreements and support. The significant increase in services revenue was due to strong demand for field installation services from several key customers.

Because of the Company's concentration of sales to the four Regional Bell Operating Companies ("RBOCs"), long distance phone companies, and large Local Exchange Carriers ("LECs"), a small number of customers have historically represented substantial portions of net sales. For the first three months of 2001, sales to three companies comprised 59% of net sales. Each of the three customers contributed between 12% and 29% of net sales.

Gross profit as a percentage of total sales was 45% for the first quarter of 2001, versus 52% for the first quarter of 2000. The decrease in gross profit as a percentage of total sales was primarily attributable to a higher sales mix of integration and services revenues which generate lower gross profits than product sales. During the remainder of 2001, the Company expects gross profit as a percentage of total sales to continue to be below prior year amounts and to be generally consistent with the first quarter amount.

Research and development ("R&D") expenses increased 35% to $2,621,000 for the first quarter of 2001, from $1,942,000 for the same period in 2000. R&D expenses were 16% of total product sales in the first quarter of 2001, versus 14% of sales for the same period last year. The increase in R&D is largely due to additional staffing and expenditures on new product initiatives. The Company expects R&D expenses for 2001 will continue to exceed prior year amounts.

Selling, general and administrative expenses ("SG&A") increased to $6,058,000 in the first quarter of 2001, from $3,616,000 in 2000. As a percentage of net sales, this represented 24% in 2001 and 25% in 2000. Although SG&A expenses increased in comparison to the corresponding prior year quarter, expenses as a percentage of net sales remained relatively flat in comparison to the first quarter of 2000, or 24% and 25%, respectively. The Company anticipates SG&A expenses for 2001 will continue to exceed prior year amounts.

As a result of the above factors, income from operations increased to $2,948,000 in the first quarter of 2001, from $1,978,000 during the same period last year. First quarter income from operations in 2001 represented 11% of net sales versus 14% of net sales in 2000.

The Company's effective income tax rate was 34% for the current quarter versus an effective rate of 32% for the same period in 2000, primarily due to estimated research and experimentation credits growing at a slower rate than taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $23,160,000 of cash and cash equivalents and short- and long-term investments at March 31, 2001. During the three-month period then ended, operating activities used $3,269,000 of cash. During the same period the Company purchased $380,000 of equipment to support operations and purchased $904,000 of investment securities, net of maturities and sales.

Net working capital was $33,279,000 at March 31, 2001, compared to $35,204,000 at December 31, 2000. At March 31, 2001, the current ratio was 3.6:1 and the Company had no debt outstanding.

The Company believes that its existing cash, cash equivalents, investments, and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the end of 2001. However, if the Company's working capital needs significantly increase due to faster than expected growth or should the Company acquire another business, the Company may seek to fund these requirements through a line of credit or other debt, or by issuing additional equity.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include any statements regarding sales growth in the year 2001 (paragraph 1), future gross profit margins (paragraph 7), future R&D expenditures (paragraph 8), future SG&A expenditures (paragraph 9), and sufficiency of capital resources (paragraph 14). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for AI's product and services, the impact of competitive products and services, general and economic business conditions, the Company's ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this press release will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk -

The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks. Furthermore, the Company has not entered into any derivative contracts and the Company has no debt outstanding as of March 31, 2001.

PART II.  OTHER INFORMATION

Items 1 - 5.      Inapplicable

PART II.  OTHER INFORMATION

Item 6.   Exhibits

          Exhibit 10.1 - Employment Agreement between the Company and Karl Fox
          Exhibit 11 - Earnings Per Share

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 APPLIED INNOVATION INC.
                                 -----------------------
                                 (Registrant)



May 11, 2001                 /s/  Robert L. Smialek
------------                 ----------------------
Date                              Robert L. Smialek
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



May 11, 2001                 /s/  Michael P. Keegan
------------                 ----------------------
Date                               Michael P. Keegan
                                   Vice President, Chief Financial Officer
                                   And Treasurer
                                   (Principal Financial Officer and Principal
                                     Accounting Officer)