Form 10-Q
period 2001-06-30
APPLIED INNOVATION INC
filed 2001-08-09
CIK 798399

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

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

As of  July 27, 2001 there were 15,914,639 shares of common stock outstanding.

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

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2001 (unaudited)
           and December 31, 2000                                                    3

         Consolidated Income Statements for the three- and six-month
           periods ended June 30, 2001 and 2000 (unaudited)                         4

         Consolidated Statements of Cash Flows for the
           six-month periods ended June 30, 2001 and 2000 (unaudited)               5

         Notes to Consolidated Financial Statements (unaudited)                 6 - 8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       8 - 12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                 12

Part II. Other Information
--------------------------

Items 1 - 5                                                                     12-13

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                              13

         (b) Reports on Form 8-K - None

Signatures                                                                         14

Part 1. Financial Information
-----------------------------

Item 1. Financial Statements

                            APPLIED INNOVATION INC.
                          Consolidated Balance Sheets

                         Assets
                         ------
                                                                                 (Unaudited)
                                                                               June 30, 2001       December 31, 2000
                                                                              -----------------    -----------------
Current assets:
   Cash and cash equivalents                                                   $    16,124,651      $   14,020,080
   Short term investments                                                            4,032,545           6,386,236
   Accounts receivable, net of allowance                                            14,600,912          29,990,699
   Inventory                                                                         8,164,596          12,009,060
   Other current assets                                                              1,035,782             852,983
   Deferred income taxes                                                             2,242,000           2,642,000
                                                                              ------------------   -----------------

      Total current assets                                                          46,200,486          65,901,059

Property, plant and equipment:
   Land                                                                              1,639,303           1,639,303
   Building                                                                          5,079,846           5,042,590
   Equipment                                                                         7,487,707           6,678,641
   Furniture                                                                         2,016,922           1,995,763
                                                                              ------------------   -----------------
                                                                                    16,223,778          15,356,297
   Less accumulated depreciation                                                     7,486,777           6,743,639
                                                                              ------------------   -----------------
                      Property, plant and equipment, net                             8,737,001           8,612,658
Investments                                                                          9,215,695           5,867,693
Other assets                                                                           287,403             307,041
                                                                              ------------------   -----------------

      Total Assets                                                             $    64,440,585      $   80,688,451
                                                                              ==================   =================

                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
   Accounts payable                                                            $     4,519,540      $   19,825,749
   Accrued expenses:
   Warranty                                                                          1,191,787           1,334,786
   Income taxes                                                                              -           2,391,402
   Payroll and related expenses                                                      1,623,203           2,460,907
   Royalties                                                                            72,369             149,052
   Property taxes                                                                      239,260             330,152
Restructuring charges                                                                  372,900             263,726
Deferred revenue                                                                     3,058,651           3,941,057
                                                                              ------------------   -----------------
      Total current liabilities                                                     11,077,710          30,696,831

Stockholders' equity:
   Preferred stock, $.01 par value; authorized 5,000,000 shares, none
     issued and outstanding                                                                  -                   -
   Common stock; $.01 par value; authorized 55,000,000 shares;
     issued and outstanding 15,910,989 shares in 2001 and 15,808,479
     shares in 2000                                                                    159,110             158,085
   Additional paid-in capital                                                       10,813,202          10,081,936
   Note receivable for common stock                                                   (600,000)           (600,000)
   Retained earnings                                                                42,947,146          40,297,751
   Accumulated other comprehensive gain - net                                           43,417              53,848
                                                                              ------------------   -----------------

      Total stockholders' equity                                                    53,362,875          49,991,620
                                                                              ------------------   -----------------

      Total Liabilities and Stockholders' Equity                               $    64,440,585      $   80,688,451
                                                                              ==================   =================

See accompanying notes to consolidated financial statements.

                            APPLIED INNOVATION INC.
                  Consolidated Income Statements (Unaudited)

                                                             Three months ended June 30,         Six months ended June 30,
                                                           -------------------------------     -------------------------------
                                                               2001              2000              2001              2000
                                                           -------------     -------------     -------------     -------------
Sales:
    Product and integration sales                           $12,617,482       $17,358,688       $34,711,380       $30,877,967
    Services sales                                            4,373,131           925,034         7,917,949         1,768,263
                                                            -----------       -----------       -----------       -----------
Net sales                                                    16,990,613        18,283,722        42,629,329        32,646,230

Cost of sales:
    Cost of sales - Product and integration                   5,822,281         8,221,843        18,058,079        14,613,295
    Cost of sales - Services                                  2,810,755           484,116         4,585,920           919,077
                                                            -----------       -----------       -----------       -----------
Net cost of sales                                             8,633,036         8,705,959        22,643,999        15,532,372

Gross profit                                                  8,357,577         9,577,763        19,985,330        17,113,858

Operating expenses:
    Research and development                                  2,295,135         2,092,060         4,916,458         4,034,002
    Selling, general, and administrative                      5,490,025         4,428,288        11,548,326         8,044,160
    Restructuring charges                                       292,330              --             292,330              --
                                                            -----------       -----------       -----------       -----------

       Income from operations                                   280,087         3,057,415         3,228,216         5,035,696

Interest income and other income, net                           337,213           307,041           786,079           611,799
                                                            -----------       -----------       -----------       -----------

Income before income taxes                                      617,300         3,364,456         4,014,295         5,647,495

Income taxes                                                    209,600         1,076,000         1,364,900         1,807,000
                                                            -----------       -----------       -----------       -----------

Net income                                                  $   407,700       $ 2,288,456       $ 2,649,395       $ 3,840,495
                                                            ===========       ===========       ===========       ===========

Basic earnings per share                                    $      0.03       $      0.15       $      0.17       $      0.25
                                                            ===========       ===========       ===========       ===========

Diluted earnings per share                                  $      0.03       $      0.15       $      0.16       $      0.24
                                                            ===========       ===========       ===========       ===========

Weighted average shares outstanding
    for basic earnings per share                             15,905,784        15,447,334        15,893,017        15,445,521
                                                            ===========       ===========       ===========       ===========

Weighted average shares outstanding
    for diluted earnings per share                           16,275,516        15,748,265        16,244,532        15,805,398
                                                            ===========       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                            APPLIED INNOVATION INC.
               Consolidated Statements of Cash Flows (Unaudited)

                                                                                             Six months ended June 30,
                                                                                     ------------------------------------
                                                                                         2001                    2000
                                                                                         ----                    ----
Cash flows from operating activities:
    Net income                                                                       $  2,649,395            $  3,840,495
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                                    807,760                 907,097
          Provision for doubtful accounts                                                  88,000                  60,005
          (Gain) loss on sale of assets                                                    (1,559)                 12,239
          Deferred income tax expense                                                     400,000                      --
          Tax benefit associated with exercise of stock options                            32,830                 247,541
          Effects of change in operating assets and liabilities:
              Accounts receivable                                                      15,301,787              (3,086,517)
              Inventory                                                                 3,844,464              (1,949,427)
              Other current assets                                                       (182,799)                166,028
              Other assets                                                                 19,638                 (70,205)
              Accounts payable                                                        (15,306,210)              2,154,241
              Accrued expenses                                                         (3,430,505)                265,422
              Deferred revenue                                                           (882,406)                234,168
                                                                                     ------------            ------------
          Net cash provided by operating activities                                     3,340,395               2,781,087
                                                                                     ------------            ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                           (937,074)               (655,574)
    Purchases of investments                                                          (14,522,516)             (2,449,309)
    Maturities of investments                                                          10,371,315               1,794,125
    Sale of investments                                                                 3,146,459                 668,035
    Proceeds from sale of property, plant and equipment                                     6,531                   2,700
                                                                                     ------------            ------------
          Net cash used in investing activities                                        (1,935,285)               (640,023)
                                                                                     ------------            ------------

Cash flows from financing activities-
    Proceeds from issuance of common stock                                                699,461                 672,844
                                                                                     ------------            ------------

          Net cash provided by financing activities                                       699,461                 672,844
                                                                                     ------------            ------------

Increase in cash and cash equivalents                                                   2,104,571               2,813,908
Cash and cash equivalents - beginning of period                                        14,020,080              11,928,868
                                                                                     ------------            ------------

Cash and cash equivalents - end of period                                            $ 16,124,651            $ 14,742,776
                                                                                     ============            ============

See accompanying notes to consolidated financial statements.

                            APPLIED INNOVATION INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1. Basis of presentation - The consolidated balance sheets as of June 30, 2001 and 2000, the consolidated income statements for the three- and six-month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flow for the six-month periods ended June 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles in the United States of America, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the results for the full year.

2. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 2001 and December 31, 2000 are summarized below:


                                        June 30, 2001           December 31, 2000
                                       ---------------         -------------------
        Raw materials                     $6,445,656               $ 8,201,638
        Work-in-process                      513,479                 2,431,166
        Finished goods                     1,401,643                 1,566,256
                                          ----------               -----------
                                           8,360,778                12,199,060
        Reserve for obsolescence            (196,182)                 (190,000)
                                          ----------               -----------
                                          $8,164,596               $12,009,060
                                          ==========               ===========


3. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

4. Comprehensive income - Comprehensive income for the three- and six-month periods ended June 30, 2001 was $508,446 and $2,638,964, respectively. Comprehensive income for the three- and six-month periods ended June 30, 2000
was $2,291,623 and $3,843,662, respectively.   The sole adjustment necessary to
reconcile net income with comprehensive income is for the net unrealized loss, net of taxes, on investment securities, which was $10,431 for the six months ended June 30, 2001.

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

Shares of common stock used in calculating earnings per share differed from outstanding shares reported in the consolidated financial statements as follows:

                                               Three months ended                      Three months ended
                                                  June 30, 2001                           June 30, 2000
                                                  -------------                           -------------
                                        Basic earnings    Diluted earnings    Basic earnings     Diluted earnings
                                           per share          per share          per share           per share
                                       -----------------  -----------------  -----------------  -------------------
Outstanding shares                         15,910,989         15,910,989         15,513,832           15,513,832
Effect of weighting changes
  in outstanding shares                        (5,205)            (5,205)           (66,498)             (66,498)
Stock options                                      --            369,732                 --              300,931
                                           ----------         ----------         ----------           ----------
  Adjusted shares                          15,905,784         16,275,516         15,447,334           15,748,265
                                           ==========         ==========         ==========           ==========

                                                 Six months ended                     Six months ended
                                                  June 30, 2001                        June 30, 2000
                                                  -------------                        -------------
                                        Basic earnings      Diluted earnings    Basic earnings    Diluted earnings
                                           per share           per share          per share          per share
                                          -----------------  ----------------   ----------------   ----------------
Outstanding shares                         15,910,989         15,910,989         15,513,832           15,513,832
Effect of weighting changes
  in outstanding shares                       (17,972)           (17,972)           (68,311)             (68,311)
Stock options                                      --            351,515                 --              359,877
                                           ----------         ----------         ----------           ----------
  Adjusted shares                          15,893,017         16,244,532         15,445,521           15,805,398
                                           ==========         ==========         ==========           ==========

6. Stock option plan - The Company's 2001 Stock Incentive Plan (the "Incentive Plan") was adopted by the Board of Directors on February 27, 2001 and approved by the stockholders of the Company as of April 26, 2001 with 2,000,000 shares of common stock reserved for issuance under the Incentive Plan. Options granted under the Incentive Plan may be either incentive stock options or non-statutory stock options, with maximum terms of ten years. The exercise price of each incentive stock option must be at least 100% of the fair market value per share of the Company's common stock as determined by the Stock Option and Compensation Committee on the date of grant.

7. Equity - At the annual meeting of stockholders held on April 26, 2001, the Amended and Restated Certificate of Incorporation was approved and adopted which increased the number of authorized shares of the Company's common stock, $.01 par value, from 30,000,000 to

55,000,000 shares and which authorized the issuance of 5,000,000 shares of preferred stock, $.01 par value.

8. Restructuring costs - On June 18, 2001, the Company announced a reduction in workforce of approximately 15 percent, or about 40 employees, throughout all departments. The Company recorded a workforce reduction charge of approximately $292,000 relating primarily to severance and fringe benefits and is separately stated on the Consolidated Income Statements. Such costs will be paid out in the period from July to December 2001.

9. Subsequent event - On July 30, 2001, the Company announced it signed a definitive agreement to acquire Badger Technology, Inc.'s remote network management systems and information collection device business. Badger, a privately held company, primarily targets the wireless telecommunications market with these products. Badger's product offerings will be integrated into Applied Innovation's Columbus, Ohio manufacturing operations, while sales and engineering functions will be maintained at Badger's current offices in Milpitas, California. The Company will account for the transaction as a purchase.


               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of the three- and six-month periods ended June 30, 2001 compared to three- and six-month periods ended June 30, 2000

The Company's products and services are primarily directed at the telecommunications industry, and accordingly, the Company's largest customers are the four Regional Bell Operating Companies ("RBOCs"), large independent phone companies, and certain Competitive Local Exchange Carriers ("CLECs"). During the last six to nine months, the telecommunications industry has undergone a significant slowdown as large telecommunications service providers have reduced spending on new network equipment, and a number of CLECs have failed. The Company was affected by the spending slowdown in the second quarter of 2001, as product revenues dropped approximately 20% from the prior year quarter. However, our service revenues continued to grow due to strong installation demand from certain of our customers, partially offsetting the reduction in product sales. Furthermore, faced with an industry-wide spending slowdown, the Company has taken appropriate financial measures, including a workforce reduction of 15% during the second quarter, and careful accounts receivable and inventory management. Since the overall trends in the telecommunications industry are very difficult to predict, the Company is unable to provide any estimates for future revenues, or estimates as to when industry trends will reverse.

Sales for the second quarter of 2001 were $16,991,000, a 7% decrease from sales of $18,284,000 during the second quarter of 2000. Year-to-date, sales of $42,629,000 for 2001 increased 31% over 2000 year-to-date sales of $32,646,000.
The second quarter decrease in sales was largely attributable to a decline in core product sales due to reduced capital spending throughout the telecommunications industry.

The following table summarizes sales and gross profit for products, integration and services:

                         For the Quarter Ended June 30, 2001                    For the Quarter Ended June 30, 2000
                         -----------------------------------                    -----------------------------------

                   Products    Integration   Services       Total        Products     Integration    Services      Total
                 ------------  -----------  -----------  ------------  ------------  -------------  ----------  ------------
Sales            $12,618,000   $         -  $4,373,000   $16,991,000   $15,791,000    $1,568,000     $925,000   $18,284,000
Gross Profit       6,796,000             -   1,562,000     8,358,000     9,141,000        (4,000)     441,000     9,578,000
Gross Profit %            54%            -          36%           49%           58%         (.20%)         48%           52%

Product sales of $12,618,000 were 74% of 2001 second quarter sales, versus product sales of $15,791,000, or 86% of 2000 second quarter sales of $18,284,000. This represented a 20% decrease in product sales from the second quarter of 2000. Year-to-date product sales of $28,881,000 were 68% of total sales in 2001, versus $29,310,000, or 90% of total sales in 2000. This represented a 2% decrease in product sales from the year 2000. Product sales include revenues from the sales of AIswitch, AIscout, and other products, as well as software licensing revenues.

There were no integration sales during the second quarter of 2001, compared to $1,568,000, or 9% of total sales in the second quarter of 2000. This is attributable to the continuing slowdown in capital spending throughout the telecommunications industry. Year-to-date integration sales of $5,830,000 were 14% of total sales in 2001, versus $1,568,000, or 5% of total sales in 2000. Integration revenue consists of turn-key integrated systems and includes a significant amount of third-party products integrated with the Company's products.

Services sales of $4,373,000 was 26% of 2001 second quarter sales, versus services sales of $925,000, or 5% of 2000 second quarter sales. This represented a 373% increase in services sales from the second quarter of 2000. Year-to-date services sales of $7,918,000 were 19% of total sales in 2001, compared to $1,768,000, or 5% of total sales in 2000. This represents a 347% increase in services sales from the comparable period in 2000.

Because of the Company's concentration of sales to RBOCs, long distance phone companies, and large CLECs, a small number of customers have historically represented substantial portions of net sales. For the first six months of 2001, sales to three companies comprised 50% of net sales. Each of the three customers contributed between 11% and 24% of net sales.

Gross profit as a percentage of total sales was 49% for the second quarter of 2001, versus 52% for the second quarter of 2000. Year-to-date gross profit percentages were 47% and 52% for 2001 and 2000, respectively. The decrease in gross profit as a percentage of total sales was principally attributable to a higher mix of services sales which generates lower gross profits than product sales. Gross profit on product sales was 54% of total product sales for second quarter 2001, compared with 58% of total product sales for the same period last year. The decrease in gross profit as a percentage of product sales was primarily attributable to a higher sales mix of products that have slightly lower gross margins, such as the AIscout. Services gross profit for the three-month period ended June 30, 2001 was 36% of services sales, versus 48% of services sales a year ago. The decrease in gross profit as a percentage of services sales was primarily attributable to a lower mix of maintenance revenue which has a higher gross margin than the turn-key solutions services such as network planning and design, installation, systems integration, and project management. For the balance of 2001, the Company expects little or no integration sales, compared to a very high volume of integration sales in the second half of 2000. Since integration sales generate lower gross profit percentage than product or service sales, the Company expects the overall gross profit percentage in the remainder of 2001 to exceed the second half of 2000.

Research and development (R&D) expenses increased 10% to $2,295,000 for the second quarter of 2001, from $2,092,000 for the same period in 2000. R&D increased as a percentage of total sales to 14% for the second quarter, from 11% for the same period in 2000. The increase in R&D expenses was primarily attributable to additional staffing and expenditures on new product initiatives. Year-to-date R&D expenses were $4,916,000 for 2001 and $4,034,000 for 2000. As a percentage of total sales, this represents 12% for both 2001 and 2000. The Company expects R&D expenses for the remainder of 2001 to be generally consistent with spending levels in the first half of 2001.

Selling, general and administrative expenses (SG&A) increased to $5,490,000 in the second quarter of 2001, from $4,428,000 in 2000. As a percentage of total sales, this represents 32% in 2001 and 24% in 2000. Year-to-date SG&A was $11,548,000 for 2001 and $8,044,000 for 2000, which represented 27% of total sales in 2001 and 25% in 2000. The increase in SG&A spending was primarily related to new sales, sales engineering and senior management positions, increased expenditures for our services division, as well as higher travel and insurance expenditures. The Company anticipates that SG&A for the remainder of 2001 will continue to exceed prior year amounts.

The Company recorded a non-recurring charge to operating expenses of $292,000 in the second quarter of 2001 to account for an approximate 15% reduction in workforce, or approximately 40 employees, throughout all departments. This charge is separately stated on the Consolidated Income Statements and reflects estimated severance and fringe benefit costs associated with the termination of the employees. The Company expects to pay-out such costs in July through December 2001.

As a result of the above factors, income from operations decreased to $280,000 in the second quarter of 2001, from $3,057,000 in the second quarter of 2000. Second quarter income from operations in 2001 represents 2% of total sales, versus 17% of net sales in 2000. Year-to-date income from operations was $3,228,000, versus $5,036,000 in 2000. Year-to-date income from operations represents 8% of net sales in 2001, versus 15% of net sales in 2000.

The Company's effective income tax rate was 34% for the current quarter versus an effective rate of 32% for the same period in 2000, primarily due to estimated research and experimentation credits growing at a slower rate than taxable income.

Liquidity and capital resources

The Company had $29,373,000 of cash and cash equivalents and short- and long-term investments at June 30, 2001. During the six-month period then ended, operating activities provided $3,340,000 in cash. During the same period the Company purchased $937,000 of equipment to support operations and purchased $1,005,000 of investment securities, net of maturities and sales.

Net working capital was $35,123,000 at June 30, 2001, compared to $35,204,000 at December 31, 2000. At June 30, 2001, the current ratio was 4.2:1 and the Company had no debt outstanding.

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

Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. On July 30, 2001, the Company announced it signed a definitive agreement to acquire Badger Technology, Inc.'s remote network management systems and information collection device business. Badger, a privately held company, primarily targets the wireless telecommunications market with these products. Badger's product offerings will be integrated into Applied Innovation's Columbus, Ohio manufacturing operations, while sales and engineering functions will be maintained at Badger's current offices in Milpitas, California. The Company will account for the transaction as a purchase. The Company has not consummated any mergers or acquisitions to date; thus these new pronouncements will not impact the accounting for prior business combinations. The Company has not determined what impact these new pronouncements will have on its accounting for the Badger transaction, other than the fact that under the new pronouncements, goodwill will not be amortized and must be reviewed for impairment as specified in the pronouncements.


Safe Harbor statement under the private securities litigation reform act of 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be
covered by the safe harbors created thereby.   These statements include, but may
not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include statements regarding future gross profit margins (paragraph 8), future R&D expenditures

(paragraph 9), future SG&A expenditures (paragraph 10), pay-out costs associated with the termination of employees (paragraph 11), and sufficiency of capital resources (paragraph 16). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for AI's product and services, the impact of competitive products and services, general economic and business conditions, the Company's ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk -

The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks. Furthermore, the Company has not entered into any derivative contracts and the Company has no debt outstanding as of June 30, 2001.

Part II.  Other Information
---------------------------

Items 1 - 3.  Inapplicable

Items 4.      Submission of Matters to a Vote of Security Holders

(a) Applied Innovation Inc. held its Annual Meeting of Stockholders on April 26, 2001, for the purpose of electing three Class II directors, adopting amendments to the Company's 2001 Stock Option Plan and adopting an amendment and restatement of the Company's Certificate of Incorporation.

(b) At the Annual Meeting of Stockholders, all directors nominated were elected.

(c) The table shows the voting tabulation for each matter voted upon at the Annual Meeting of Stockholders.

ACTION                                       FOR                      WITHHELD
------                                       ---                      --------

Election of Class II Directors

     Curtis A. Loveland                      13,541,022               1,774,460
     Gerard B. Moersdorf, Sr.                13,522,932               1,792,550
     Thomas W. Huseby                        13,567,782               1,747,700

ACTION                                       FOR          AGAINST     WITHHELD
------                                       ---          -------     --------

Approval and adoption of
Amendments to the Company's
2001 Stock Option Plan:                      8,410,904    2,726,986   44,880

ACTION                                       FOR          AGAINST     WITHHELD
------                                       ---          -------     --------

Approval and adoption of the
Amended and Restated Certificate
of Incorporation:                            8,539,431    2,593,550   49,789

Item 5.  Inapplicable

Part II.  Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 10.1 - Employment Agreement between the Company and
                             Matthew P. Bruening

              Exhibit 11 - Earnings Per Share

         (b)  Reports on Form 8-K - None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    APPLIED INNOVATION INC.
                                    -----------------------
                                    (Registrant)



August 10, 2001                     /s/ Robert L. Smialek
---------------                     ---------------------
Date                                Robert L. Smialek
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

August 10, 2001                     /s/ Michael P. Keegan
---------------                     ---------------------
Date                                Michael P. Keegan
                                    Vice President, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)