Form 10-K/A
period 2000-12-31
APPLIED INNOVATION INC
filed 2001-10-25
CIK 798399

                                 FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE




Part III - Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2001, in part, as indicated.

         This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 26A of the Securities Act of 1933, as amended. The words "anticipate," "believe," "expect," "estimate," and "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in "Business - Business Risks." The Company undertakes no obligation to publicly update or revise any forward-looking statements.


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

ITEM 6. SELECTED FINANCIAL DATA.
        -----------------------





                             APPLIED INNOVATION INC.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                Years Ended December 31,
                                                        2000             1999             1998            1997             1996
                                                   -------------    -------------    -------------   -------------    -------------
OPERATING DATA:
  Net sales                                        $ 116,103,392    $  49,523,619    $  53,627,516   $  46,661,054    $  41,145,876
  Cost of sales                                       75,906,065       20,917,459       22,236,650      20,091,096       20,403,555
                                                   -------------    -------------    -------------   -------------    -------------
      Gross Profit                                    40,197,327       28,606,160       31,390,866      26,569,958       20,742,321
  Selling, general and administrative expenses        18,455,315       11,965,059       14,428,447      15,091,470       10,212,917
  Research and development expenses                    8,176,622        7,479,496       11,979,875      12,897,072        7,646,796
  Non-recurring charge                                      --               --          3,800,000            --               --
                                                   -------------    -------------    -------------   -------------    -------------
      Total operating expenses                        26,631,937       19,444,555       30,208,322      27,988,542       17,859,713
                                                   -------------    -------------    -------------   -------------    -------------
      Income (loss) from operations                   13,565,390        9,161,605        1,182,544      (1,418,584)       2,882,608
                                                   -------------    -------------    -------------   -------------    -------------
  Interest income                                      1,374,546          992,665          614,705         535,409          523,956
  Gain (loss) on disposal of assets                      (17,080)         (68,189)           1,303        (134,020)           4,004
  Other income (expense)                                  (3,854)            --          1,049,100            --               --
                                                   -------------    -------------    -------------   -------------    -------------
      Total other income, net                          1,353,612          924,476        1,665,108         401,389          527,960
                                                   -------------    -------------    -------------   -------------    -------------
      Income (loss) before income taxes               14,919,002       10,086,081        2,847,652      (1,017,195)       3,410,568
  Income taxes                                         4,774,000        3,081,000          538,000        (380,000)       1,256,000
                                                   -------------    -------------    -------------   -------------    -------------
      Net income (loss)                            $  10,145,002    $   7,005,081    $   2,309,652   $    (637,195)   $   2,154,568
                                                   =============    =============    =============   =============    =============

  Basic earnings (loss) per share                  $        0.65    $        0.45    $        0.15   $       (0.04)   $        0.14
                                                   =============    =============    =============   =============    =============
  Diluted earnings (loss) per share                $        0.63    $        0.45    $        0.14   $       (0.04)   $        0.14
                                                   =============    =============    =============   =============    =============

  Shares used in computing basic earnings (loss)
     per share                                        15,598,723       15,598,143       15,804,608      15,786,332       15,742,760
                                                   =============    =============    =============   =============    =============
  Shares used in computing diluted earnings (loss)
     per share                                        16,014,153       15,647,050       15,962,846      15,786,332       15,862,248
                                                   =============    =============    =============   =============    =============

BALANCE SHEET DATA:
  Cash and short-term and non-current investments  $  26,274,009    $  19,070,826    $  17,211,499   $   8,195,156    $  12,278,092
  Net working capital                                 35,204,228       22,851,872       22,173,337      16,654,943       19,090,815
  Total assets                                        80,688,451       44,594,329       39,769,673      37,707,548       35,662,244
  Stockholders' equity                                49,991,620       37,087,664       31,642,683      29,402,982       29,941,858

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS.
        --------------






OVERVIEW

Applied Innovation Inc. ("AI") develops, manufactures, and markets network mediation and bridging products and related services to the telecommunications industry. AI's products and services support the operation, maintenance, administration and provisioning of a variety of switching and transmission devices used by telecommunications providers to assist in the management of their customer service network. AI's primary emphasis is on providing integrated hardware and software solutions to companies in the telecommunications industry.

Through the AIswitch(TM), AIscout(TM), AIflex(TM), AIspy(TM) products, and the related software AppliedView(TM) and NEWEB(TM), AI provides the data network needed to monitor and maintain thousands of pieces of electronic equipment used to deliver telecommunication services. The integration and services division combines a number of customer focused services, including network systems planning and design; systems integration; testing; installation; systems deployment; and training. During the year 2000, the Company announced the formation of LuxPath Networks, a new division focusing on broadband fiber optic transmission products. The division's flagship product, LuxConnect(TM), is currently on track for availability in the second quarter of 2001 and is aimed at the rapidly growing broadband metro access market.


COMPARISON OF 2000 TO 1999

Sales for the year ended December 31, 2000 were $116,103,000, a 134% increase from the prior year's sales of $49,524,000. Strong demand for the Company's integration and services business, including integrated digital subscriber line ("DSL") solutions, accounted for approximately $50 million of the increase. Additionally, higher demand for the Company's AIscout, AIswitch, and AI130 products accounted for approximately $17 million of the increase. Because of the Company's concentration of sales to Regional Bell Operating Companies ("RBOCs"), long distance phone companies, and large Local Exchange Carriers ("LECs"), a small number of customers have historically represented substantial portions of AI's net sales. Two companies accounted for 61% of net sales in 2000. These two customers contributed 47% and 14% of net sales, respectively.

The following table summarizes revenues and gross profit by product.



                                                            For the Year Ended December 31,
                                                            -------------------------------
                                           2000                                                       1999
                   Products     Integration    Services         Total         Products     Integration    Services         Total
                  ---------     -----------   ----------     -----------     ----------    -----------  ------------   ------------
Sales          $ 64,030,000    $ 45,644,000   $  6,429,000   $116,103,000    $ 46,967,000    $  --      $  2,557,000   $ 49,524,000
Gross Profit     34,740,000       2,682,000      2,775,000     40,197,000      27,709,000       --           897,000     28,606,000
Gross Profit %           54%              6%            43%            35%             59%      --                35%            58%



Product sales of $64,030,000 were 55% of total sales in 2000, versus product sales of $46,967,000, or 95%, of total sales in 1999. This represented a 36% increase in product sales from the year 1999 to the year 2000. Product sales include revenues from the sales of AIswitch, AIscout, and other products, as well as software licensing revenues from NEweb and AppliedView.

Integration revenues were $45,644,000 or 39% of total sales in 2000, and were substantially all from one customer. There were no such sales in prior years. Integration revenue consists of turn-key integrated systems and includes a significant amount of third-party products integrated with the Company's products.

Service revenues of $6,429,000 were 6% of 2000 sales, versus service revenues of $2,557,000, or 5% of 1999 sales. This represented a 151% increase in service revenues from the prior year. Service revenues consist of project management, installation, and other services for our customers.

Gross profit, as a percentage of total sales, was 35% in 2000, compared to 58% in 1999. Gross profit on product sales was 54% in 2000, compared with 59% in 1999. The decrease in gross profit as a percentage of product sales was primarily attributable to a higher sales mix of products that have slightly lower gross margins, such as the AIscout, the AI130 and the AppliedView systems' hardware support equipment. Gross profit on services sales was 43% in 2000, compared to 35% in 1999. Integration gross profit as a percentage of integration sales was 6%. The percentage was significantly lower than the gross profit percentage achieved on products and services due to the large amount of third party equipment costs. The Company expects overall 2001 gross profit as a percentage of sales to be higher than the 35% achieved in 2000 due to an expected shift in mix towards products, software, and higher-margin services, and an expected significant decrease in sales of lower margin integration services.



Selling, general and administrative expenses ("SG&A") increased to $18,455,000 (16% of sales) in 2000 from $11,965,000 (24% of sales) in 1999. The increase in SG&A spending was primarily attributable to new sales, sales engineering and senior management positions, increased expenditures for the integration and services division, and higher marketing expenditures. The Company anticipates that SG&A expenses for 2001 will be higher than 2000 due to increases in sales staff and marketing expenses.

Research and development ("R&D") expenses increased to $8,177,000 (7% of sales) in 2000 from $7,480,000 (15% of sales) in 1999. This was a result of additional staffing and expenditures on new product initiatives, including LuxPath Networks' fiber optic products. The Company expects 2001 R&D spending to exceed the 2000 amount due to costs associated with the continued enhancement of existing products and development of new products and product features that are necessary to keep pace with technological development, industry standards and the needs of its customers.

As a result of the above changes in sales and expenses, 2000 income from operations increased to $13,565,000 from $9,162,000 in 1999. Income from operations represented 12% of sales in 2000, compared to 19% of sales in 1999.

Other income which consists primarily of interest income on the Company's investments, increased to $1,354,000 in 2000, versus $924,000 in 1999, due to a higher average investment balance in 2000.

Income before income taxes in 2000 was $14,919,000, compared to $10,086,000 in 1999.

The effective income tax rate was 32% in 2000 compared to 31% in 1999.

Net income was $10,145,000, or $0.63 diluted earnings per share in 2000 versus net income of $7,005,000, or $0.45 diluted earnings per share in 1999. The diluted weighted average number of shares was 16,014,000 for 2000 compared to 15,647,000 for 1999.

Accounts receivable, net of allowance, was $29,991,000 as of the year ended 2000 versus $10,990,000 for the year ended 1999. This increase was largely attributable to December shipments to three customers totaling $14,289,000. Inventory, net of reserve for obsolescence, was $12,009,000 as of the year ended 2000, compared to $3,913,000 as of the year ended 1999. A significant portion of this increase was due to systems integration stock. Deferred revenue was $3,941,000 as of the year ended 2000 versus $334,000 for the year ended 1999. Of this increase, $1,722,000 was a result of maintenance agreements with two customers for the year 2001. Additionally, $1,109,000 of this increase was attributable to three-year maintenance agreements directly related to AppliedView software sales.


COMPARISON OF 1999 TO 1998

Sales of $49,524,000 for the year ended December 31, 1999 decreased 8% from $53,628,000 from the prior year. The decrease in sales was largely attributable to increased competition in markets served by the Company's AIswitch 180, and to a lesser extent, temporary postponement of orders from certain customers as they addressed year 2000 issues within their networks. Because of the Company's concentration of sales to Regional Bell Operating Companies ("RBOCs") and long distance phone companies, a small number of customers have represented substantial portions of AI's net sales. Two companies accounted for 42% of AI's net sales in 1999. These two customers contributed 27% and 15% of net sales, respectively.

Gross profit, as a percentage of net sales, was 58% in 1999, compared to 59% in 1998. The Company's recently introduced products had lower selling prices.

Selling, general and administrative expenses ("SG&A") decreased to $11,965,000 (24% of sales) in 1999 from $14,428,000 (27% of sales) in 1998. The decrease in SG&A was primarily attributable to a reduction in selling costs and marketing expenses, as well as rent and other costs associated with the Company's terminated Access Products Group.

Research and development ("R&D") expenses decreased to $7,480,000 (15% of sales) in 1999 from $11,980,000 (22% of sales) in 1998. The decrease was due to a reduction in R&D expenses associated with Access Products Group ("APG") development activities and related closure of the Raleigh, North Carolina facility in September 1998. Excluding $6,263,000 of R&D related to APG development activities in 1998, AI's R&D expenses increased in 1999 compared to core product related expenses of $5,717,000 in 1998. This was a result of increases in staffing to support product development and of resources allocated to the investigation of potential new products and technologies.

A non-recurring charge of $3.8 million was recorded in 1998 to account for the termination of the APG development activity. This charge is separately stated on the Consolidated Statements of Operations and reflects all costs associated with the termination of the APG. The charge includes $1.1 million of severance related costs, a charge of $2.2 million to write down specific APG assets and $0.5 million related to occupancy costs, asset moving costs and other associated termination costs.

As a result of the above changes in sales and expenses, 1999 income from operations increased to $9,162,000 from $1,183,000 in 1998. Income from operations represented 19% of net sales in 1999, compared to 2% of net sales in 1998.

Other income decreased to $924,000 in 1999, versus $1,665,000 in 1998. Net other income for 1998 included a reversal of a previously accrued third party sales expense of $1,049,000.

Income before income taxes in 1999 was $10,086,000, compared to $2,848,000 in 1998.

The effective income tax rate was 31% in 1999 compared to 19% in 1998. Relative to pre-tax income, the amount of tax credits for R&D activities was much higher in 1998 than in 1999, resulting in a significantly lower effective income tax rate in 1998 than in 1999.

Net income was $7,005,000, or $0.45 diluted earnings per share in 1999 versus net income of $2,310,000, or $0.14 diluted earnings per share in 1998. The diluted weighted average number of shares was 15,647,000 for 1999 compared to 15,963,000 for 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company had $26,274,000 of cash and cash equivalents and short- and long-term investments at December 31, 2000 compared to $19,071,000 at December 31, 1999. During 2000, operating activities provided cash of $6,476,000. Additionally, the Company purchased $1,627,000 of equipment to support operations and purchased $8,885,000 of investment securities.

Net working capital was $35,204,000 at December 31, 2000 and the current ratio was 2.1:1. AI had no debt in 2000 or 1999.

On July 20, 2000, the Company elected Robert L. Smialek as President and Chief Executive Officer. As part of his Employment Agreement ("Agreement"), the Company sold Mr. Smialek 100,000 unregistered shares of its common stock at $12 per share, the closing market price on the date of the Agreement. Mr. Smialek paid for the stock with $600,000 of cash, and a $600,000 five year note, bearing interest at 6.62%, payable in five equal annual installments of principal and interest commencing July 13, 2001. The note receivable is reflected in the Stockholders' Equity section of the accompanying balance sheet.

The Company had a 1,000,000 share stock repurchase program ("Program") which expired October 31, 2000. The Company did not repurchase any shares during 2000 under this plan. Through the expiration of the program, 448,000 shares were purchased under the plan at an average price of $3.72 per share.

The Company believes that its existing cash, cash equivalents, investments and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the end of 2001. However, if the Company's working capital needs significantly increase due to faster than expected growth or should the Company acquire another business, the Company may seek to fund these requirements through a line of credit or other debt, or by issuing additional equity.



IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's adoption of SAB 101 in 2000 did not have a material effect on the Company's operating results or financial position.



SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations as well as the Letter to Stockholders and the discussion of AI's business contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of AI and its management, and include any statements regarding future sales and other results of operations, the continuation or changes of historical trends, the sufficiency of AI's cash balances and cash generated from operating activities, research and development efforts, and the future of the telecommunications industry or AI's business. These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for AI's product and services, competition, economic conditions, the fact that AI may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances could require the use of capital resources, and the various risks inherent in AI's business and other risks and uncertainties detailed from time to time in AI's periodic reports filed with the Securities and Exchange Commission, including AI's Annual Report on Form 10-K. One or more of these factors have affected, and could in the future affect, AI's business and financial results in future periods and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by AI, or any other person, that the objectives and plans of AI will be achieved. All forward-looking statements made herein are based on information presently available to the management of AI. AI assumes no obligation to update any forward-looking statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        -------------------------------------------

         The Company's consolidated balance sheets as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000, 1999, and 1998, and related footnotes, together with the Independent Auditors' Report thereon appear on pages F-1 through F-16 hereof, and are incorporated herein by reference. The Company's financial statement schedule and the Independent Auditors' Report on the financial statement schedule are included in the response to Item 14 below.

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


         10.7     Schedule of Indemnification Agreements. (Reference is made to
                  Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2001, and incorporated herein by reference).

         10.8 Company's Amended and Restated 1996 Stock Option Plan. (Reference is made to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference).

         10.9 Employment Agreement between the Company and Robert L. Smialek (Reference is made to Exhibit 10.9 to the Company's Quarterly Statement on Form 10-Q, filed with the Commission on November 14, 2000, and incorporated herein by reference).

         10.10 Employment Agreement between the Company and Gerard B. Moersdorf, Jr. (Reference is made to Exhibit 10.10 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2001, and incorporated herein by reference).

         10.11 Employment Agreement between the Company and Michael P. Keegan. (Reference is made to Exhibit 10.11 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2001, and incorporated herein by reference).

         11 Statement re: computation of earnings per share (Reference is made to Exhibit 11 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2001, and incorporated herein by reference).




         23*      Consent of KPMG LLP


         24 Powers of Attorney (Reference is made to Exhibit 24 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2001, and incorporated herein by reference).

         99*      Independent Auditors' Report.


         ------------------------
         *        Filed herewith.

(b)      None

(c) Exhibits - The exhibits to this report follow the consolidated financial statements.


(d) Financial Statement Schedules - The financial statement schedule to this report follows the signature page and the Independent Auditors' Report thereon is included in Exhibit 99 to this Report on Form 10-K/A.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       APPLIED INNOVATION INC.



Date: October 24, 2001                 By: /s/ Robert L. Smialek
                                           -------------------------------------
                                           Robert L. Smialek,
                                           President and Chief Executive Officer


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


      SIGNATURE                                   TITLE                                    DATE
      ---------                                   -----                                    ----
/s/ Robert L. Smialek                     President and                               October 24, 2001
-------------------------                 Chief Executive Officer
Robert L. Smialek                         and Director
                                          (Principal Executive Officer)

/s/   Michael P. Keegan                   Vice President,                             October 24, 2001
-------------------------                 Chief Financial Officer
Michael P. Keegan                         and Treasurer
                                          (Principal Financial and
                                          Principal Accounting Officer)

*Gerard B. Moersdorf, Jr.                 Director                                    October 24, 2001
-------------------------
Gerard B. Moersdorf, Jr.

                                          Director                                    October 24, 2001
-------------------------
Michael J. Endres

*Curtis A. Loveland                       Director                                    October 24, 2001
-------------------------
Curtis A. Loveland

*Gerard B. Moersdorf, Sr.                 Director                                    October 24, 2001
-------------------------
Gerard B. Moersdorf, Sr.

*Richard W. Oliver                        Director                                    October 24, 2001
-------------------------
Richard W. Oliver

*Thomas W. Huseby                         Director                                    October 24, 2001
-------------------------
Thomas W. Huseby

*Alexander B. Trevor                      Director                                    October 24, 2001
-------------------------
Alexander B. Trevor

*William H. Largent                       Director                                    October 24, 2001
-------------------------
William H. Largent

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