Form 10-Q/A
period 2001-06-30
APPLIED INNOVATION INC
filed 2001-10-25
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q / A


(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2001
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

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

                             APPLIED INNOVATION INC.

                                Table of Contents
                                                                           Page
                                                                           ----
Facing Page                                                                  1

Table of  Contents                                                           2

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2001 (unaudited)
             and December 31, 2000                                           3

         Consolidated Income Statements for the three- and six-month
             periods ended June 30, 2001 and 2000 (unaudited)                4

         Consolidated Statements of Cash Flows for the three- and
             six-month periods ended June 30, 2001 and 2000 (unaudited)      5

         Notes to Consolidated Financial Statements (unaudited)          6 - 7

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations               8 - 10

Item 3. Quantitative and Qualitative Disclosure About Market Risk           11

Part II. Other Information

Items 1 - 5                                                              11-12

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                       12

         (b) Reports on Form 8-K - None

Signatures                                                                  13

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             APPLIED INNOVATION INC.
                           Consolidated Balance Sheets

                                        Assets
                                                                            (Unaudited)
                                                                           June 30, 2001     December 31, 2000
                                                                           -------------     -----------------
Current assets:
    Cash and cash equivalents                                               $ 16,124,651       $ 14,020,080
    Short term investments                                                     4,032,545          6,386,236
    Accounts receivable, net of allowance                                     14,600,912         29,990,699
    Inventory                                                                  8,164,596         12,009,060
    Other current assets                                                       1,035,782            852,983
    Deferred income taxes                                                      2,242,000          2,642,000
                                                                            ------------       ------------

          Total current assets                                                46,200,486         65,901,059

Property, plant and equipment:
    Land                                                                       1,639,303          1,639,303
    Building                                                                   5,079,846          5,042,590
    Equipment                                                                  7,487,707          6,678,641
    Furniture                                                                  2,016,922          1,995,763
                                                                            ------------       ------------
                                                                              16,223,778         15,356,297
    Less accumulated depreciation                                              7,486,777          6,743,639
                                                                            ------------       ------------
                 Property, plant and equipment, net                            8,737,001          8,612,658
Investments                                                                    9,215,695          5,867,693
Other assets                                                                     287,403            307,041
                                                                            ------------       ------------

          Total Assets                                                      $ 64,440,585       $ 80,688,451
                                                                            ============       ============

                              Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                        $  4,519,540       $ 19,825,749
    Accrued expenses:
      Warranty                                                                 1,191,787          1,334,786
      Income taxes                                                                    --          2,391,402
      Payroll and related expenses                                             1,623,203          2,460,907
      Royalties                                                                   72,369            149,052
      Property taxes                                                             239,260            330,152
    Restructuring charges                                                        372,900            263,726
    Deferred revenue                                                           3,058,651          3,941,057
                                                                            ------------       ------------
          Total current liabilities                                           11,077,710         30,696,831


Stockholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares, none
         issued and outstanding                                                       --                 --
    Common stock; $.01 par value; authorized 55,000,000 shares;
         issued and outstanding 15,910,989 shares in 2001
         and 15,808,479 shares in 2000                                           159,110            158,085
    Additional paid-in capital                                                10,813,202         10,081,936
    Note receivable for common stock                                            (600,000)          (600,000)
    Retained earnings                                                         42,947,146         40,297,751
    Accumulated other comprehensive gain - net                                    43,417             53,848
                                                                            ------------       ------------

          Total stockholders' equity                                          53,362,875         49,991,620
                                                                            ------------       ------------

          Total Liabilities and Stockholders' Equity                        $ 64,440,585       $ 80,688,451
                                                                            ============       ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Consolidated Income Statements (Unaudited)


                                                  Three months ended June 30,       Six months ended June 30,
                                                 ----------------------------      ----------------------------
                                                    2001              2000            2001             2000
                                                 -----------      -----------      -----------      -----------
Sales:
    Product and integration sales                $12,617,482      $17,358,688      $34,711,380      $30,877,967
    Services sales                                 4,373,131          925,034        7,917,949        1,768,263
                                                 -----------      -----------      -----------      -----------
Net sales                                         16,990,613       18,283,722       42,629,329       32,646,230

Cost of sales:
    Cost of sales - Product and integration        5,822,281        8,221,843       18,058,079       14,613,295
    Cost of sales - Services                       2,810,755          484,116        4,585,920          919,077
                                                 -----------      -----------      -----------      -----------
Net cost of sales                                  8,633,036        8,705,959       22,643,999       15,532,372

Gross profit                                       8,357,577        9,577,763       19,985,330       17,113,858

Operating expenses:
    Research and development                       2,295,135        2,092,060        4,916,458        4,034,002
    Selling, general, and administrative           5,490,025        4,428,288       11,548,326        8,044,160
    Restructuring charges                            292,330               --          292,330               --
                                                 -----------      -----------      -----------      -----------

       Income from operations                        280,087        3,057,415        3,228,216        5,035,696

Interest income and other income, net                337,213          307,041          786,079          611,799
                                                 -----------      -----------      -----------      -----------

Income before income taxes                           617,300        3,364,456        4,014,295        5,647,495

Income taxes                                         209,600        1,076,000        1,364,900        1,807,000
                                                 -----------      -----------      -----------      -----------

Net income                                       $   407,700      $ 2,288,456      $ 2,649,395      $ 3,840,495
                                                 ===========      ===========      ===========      ===========

Basic earnings per share                         $      0.03      $      0.15      $      0.17      $      0.25
                                                 ===========      ===========      ===========      ===========

Diluted earnings per share                       $      0.03      $      0.15      $      0.16      $      0.24
                                                 ===========      ===========      ===========      ===========

Weighted average shares outstanding
    for basic earnings per share                  15,905,784       15,447,334       15,893,017       15,445,521
                                                 ===========      ===========      ===========      ===========

Weighted average shares outstanding
    for diluted earnings per share                16,275,516       15,748,265       16,244,532       15,805,398
                                                 ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Cash Flows (Unaudited)


                                                                          Six months ended June 30,
                                                                      --------------------------------
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

                             APPLIED INNOVATION INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. Basis of presentation - The consolidated balance sheet as of June 30, 2001, and the consolidated income statements and cash flows for the three- and six-month periods ended June 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results for the full year.

2. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 2001 and December 31, 2000 are summarized below:


                                         June 30, 2001    December 31, 2000
                                         -------------    -----------------
           Raw materials                 $  6,445,656       $  8,201,638
           Work-in-process                    513,479          2,431,166
           Finished goods                   1,401,643          1,566,256
                                         ------------       ------------
                                            8,360,778         12,199,060
           Reserve for obsolescence          (196,182)          (190,000)
                                         ------------       ------------
                                         $  8,164,596       $ 12,009,060
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

Shares of common stock used in calculating earnings per share differed from outstanding shares reported in the consolidated financial statements as follows:

                                      Three months ended                  Three months ended
                                         June 30, 2001                       June 30, 2000
                                        --------------                       -------------
                                Basic earnings    Diluted earnings   Basic earnings   Diluted earnings
                                  per share          per share         per share         per share
                                  ---------          ---------         ---------         ---------
Outstanding shares                15,910,989        15,910,989        15,513,832        15,513,832
Effect of weighting changes
     in outstanding shares            (5,205)           (5,205)          (66,498)          (66,498)
Stock options                             --           369,732                --           300,931
                                 -----------       -----------       -----------       -----------
     Adjusted shares              15,905,784        16,275,516        15,447,334        15,748,265
                                 ===========       ===========       ===========       ===========


                                       Six months ended                    Six months ended
                                         June 30, 2001                       June 30, 2000
                                        --------------                       -------------
                                Basic earnings    Diluted earnings   Basic earnings   Diluted earnings
                                  per share          per share         per share         per share
                                  ---------          ---------         ---------         ---------
Outstanding shares                15,910,989        15,910,989        15,513,832        15,513,832
Effect of weighting changes
     in outstanding shares           (17,972)          (17,972)          (68,311)          (68,311)
Stock options                             --           351,515                --           359,877
                                 -----------       -----------       -----------       -----------
     Adjusted shares              15,893,017        16,244,532        15,445,521        15,805,398
                                 ===========       ===========       ===========       ===========

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

8. Restructuring costs - On June 18, 2001, the Company announced a reduction in workforce of approximately 15 percent or about 40 employees throughout all departments. The Company recorded a workforce reduction charge of approximately $292,000 relating primarily to severance and fringe benefits and is separately stated on the Consolidated Income Statements. Such costs will be paid out in the period from July to December 2001.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE THREE-AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 COMPARED TO THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2000

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

Sales for the second quarter of 2001 were $16,990,000, a 7% decrease from net sales of $18,284,000 during the second quarter of 2000. Year-to-date, net sales of $42,629,000 for 2001 increased 31% over 2000 year-to-date sales of $32,646,000. The second quarter decrease in sales was largely attributable to a decline in core product sales due to reduced capital spending throughout the telecommunications industry.


The following table summarizes revenues and gross profit for products, integration and services:

                        For the Quarter Ended June 30, 2001                For the Quarter Ended June 30, 2000
                        -----------------------------------                -----------------------------------
                   Products   Integration   Services      Total       Products   Integration   Services       Total
                   --------   -----------   --------      -----       --------   -----------   --------       -----
Sales            $12,617,000   $   -       $4,373,000  $16,990,000  $15,791,000  $1,568,000   $  925,000   $18,284,000
Gross Profit       6,795,000       -        1,562,000    8,357,000    9,150,000      (4,000)     441,000     9,587,000
Gross Profit %        54%          -%          36%          49%          58%         -.20%        48%           52%

Product sales of $12,617,000 were 74% of 2001 second quarter sales, versus product sales of $15,791,000, or 86% of 2000 second quarter sales of $18,284,000. This represented a 20% decrease in product sales from the second quarter of 2000. Year-to-date product sales of $28,881,000 were 68% of total sales in 2001, versus $29,310,000, or 90% of total sales in 2000. This represented a 2% decrease in product sales from the year 2000. Product sales include revenues from the sales of AIswitch, AIscout, and other products, as well as software licensing revenues.

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

Services revenue of $4,373,000 was 26% of 2001 second quarter sales, versus services revenue of $925,000, or 5% of 2000 second quarter sales. This represented a 373% increase in services revenue from the second quarter of 2000. Year-to-date services revenue of $7,918,000 were 19% of total sales in 2001, compared to $1,768,000, or 5% of total sales in 2000. This represents a 347% increase in services revenue from the year 2000.

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

Research and development (R&D) expenses increased 10% to $2,295,000 for the second quarter of 2001, from $2,092,000 for the same period in 2000. R&D increased as a percentage of total sales to 14% for the second quarter, from 11% for the same period in 2000. The increase in R&D expenses was primarily attributed to additional staffing and expenditures on new product initiatives. Year-to-date R&D expenses were $4,916,000 for 2001 and $4,034,000 for 2000. As a percentage of total sales, this represents 12% for both 2001 and 2000. The Company expects R&D expenses for the remainder of 2001 to be generally consistent with spending levels in the first half of 2001.

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

The Company recorded a non-recurring charge to operating expenses of $292,000 in the second quarter of 2001 to account for an approximate 15% reduction in workforce, or approximately 40 employees throughout all departments. This charge is separately stated on the Consolidated Income Statements and reflects estimated severance and fringe benefit costs associated with the termination of the employees. The Company expects to pay-out such costs in July through December 2001.

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


Primarily due to the impact of the high volume of digital subscriber line ("DSL") systems integration work being performed late in the year-ended December 31, 2000, several balance sheet accounts changed significantly between December 31, 2000, and June 30, 2001. The volume of such DSL systems integration work declined significantly during the first quarter of 2001, and was non-existent during the second quarter. As a result, inventory decreased from $12.0 million at December 31, 2000, to $8.2 million at June 30, 2001, while accounts payable decreased from $19.8 million to $4.5 million. These decreases are due to the high volume of DSL equipment inventory and associated trade payables used to support a large systems integration project for one of our customers in the second half of 2000. Accounts receivable decreased from $30.0 million to $14.6 million, partially due to a decrease of $7.5 million for the same DSL systems integration customer. Another large component of the change in accounts receivable was a decrease of $7.0 million for one of the Company's RBOC customers who placed a large AppliedView order in December 2000.


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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. On July 30,2001, the Company announced it signed a definitive agreement to acquire Badger Technology, Inc.'s remote network management systems and information collection device business. Badger, a privately held company, primarily targets the wireless telecommunications market with these products. Badger's product offerings will be integrated into Applied Innovation's Columbus, Ohio manufacturing operations, while sales and engineering functions will be maintained at Badger's current offices in Milpitas, California. The Company will account for the transaction as a purchase. The Company has not consummated any mergers or acquisitions to date; thus these new pronouncements will not impact the accounting for prior business combinations. The Company has not determined what impact these new pronouncements will have on its accounting for the Badger transaction, other than the fact that under the new pronouncements, goodwill will not be amortized and must be reviewed for impairment as specified in the pronouncements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include statements regarding future gross profit margins (paragraph 8), future R&D (paragraph 9), future SG&A expenditures (paragraph 10), pay-out costs associated with the termination of employees (paragraph 11), and sufficiency of capital resources (paragraph 16).

These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for AI's product and services, , the impact of competitive products and services, general economic and business conditions, the Company's ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this press release will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

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

Item 5.         Inapplicable

Part II.  Other Information

Item 6.         Exhibits and Reports on Form 8-K

                (a)       Exhibits


                          Exhibit 10.1 - Employment Agreement between the
                                         Company and Matthew P. Bruening
                                         (Reference is made to Exhibit 10.1 to
                                         the Company's Form 10-Q, filed with the
                                         Securities and Exchange Commission on
                                         August 9, 2001, and incorporated by
                                         reference).

                          Exhibit 11   - Earnings Per Share (Reference is made
                                         to the Company's Form 10-Q, filed with
                                         the Securities and Exchange Commission
                                         on August 9, 2001, and incorporated by
                                         reference).

                (b)       Reports on Form 8-K - None

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         APPLIED INNOVATION INC.
                                        (Registrant)




October 24, 2001                         /s/  Robert L. Smialek
----------------                         ----------------------
Date                                     Robert L. Smialek
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


October 24, 2001                         /s/  Michael P. Keegan
----------------                         ----------------------
Date                                     Michael P. Keegan
                                         Vice President, Chief Financial Officer
                                         and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)