Form 10-Q
period 2001-09-30
APPLIED INNOVATION INC
filed 2001-11-14
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the quarterly period ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 2001 there were 15,862,999 shares of common stock outstanding.

                             APPLIED INNOVATION INC.

                                Table of Contents

                                                                            PAGE
Facing Page                                                                   1

Table of Contents                                                             2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2001
             (unaudited) and December 31, 2000                                3

         Consolidated Income Statements for the three- and nine-month
             periods ended September 30, 2001 and 2000 (unaudited)            4

         Consolidated Statements of Cash Flows for the nine-month
             periods ended September 30, 2001 and 2000 (unaudited)            5

         Notes to Consolidated Financial Statements (unaudited)           6 - 8

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations               9 - 14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           14

PART II. OTHER INFORMATION

Items 1 - 5.                                                                 14

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                        14

         (b) Reports on Form 8-K                                             14

Signatures                                                                   15

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                             APPLIED INNOVATION INC.
                           Consolidated Balance Sheets

                                   Assets
                                   ------
                                                                                          (Unaudited)
                                                                                      September 30, 2001    December 31, 2000
                                                                                      ------------------    -----------------
Current assets:
    Cash and cash equivalents                                                            $   14,799,420       $   14,020,080
    Short term investments                                                                    7,201,698            6,386,236
    Accounts receivable, net                                                                 12,765,330           29,990,699
    Inventory, net                                                                            7,785,326           12,009,060
    Other current assets                                                                        638,562              852,983
    Deferred income taxes                                                                     2,242,000            2,642,000
                                                                                         --------------       --------------

          Total current assets                                                               45,432,336           65,901,059

Property, plant and equipment, net                                                            8,758,292            8,612,658
Investments                                                                                   7,807,584            5,867,693
Goodwill                                                                                      3,323,138                 --
Intangible assets, net                                                                          671,250                 --
Other assets                                                                                    209,967              307,041
                                                                                         --------------       --------------

          Total assets                                                                   $   66,202,567       $   80,688,451
                                                                                         ==============       ==============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
    Accounts payable                                                                     $    4,269,541       $   19,825,749
    Accrued expenses:
      Warranty                                                                                1,050,473            1,334,786
      Income taxes                                                                                 --              2,391,402
      Payroll and related expenses                                                            1,383,859            2,460,907
      Royalties                                                                                 182,088              149,052
      Property taxes                                                                            199,503              330,152
      Restructuring charges                                                                      98,792              263,726
    Deferred revenue                                                                          2,873,208            3,941,057
                                                                                         --------------       --------------
          Total current liabilities                                                          10,057,464           30,696,831

Other liabilities:
    Note payable                                                                                750,000                 --

Stockholders' equity:
    Preferred stock, $.01 par value; authorized 5,000,000 shares, none
         issued and outstanding                                                                    --                   --
    Common stock; $.01 par value; authorized 55,000,000 shares; issued and outstanding
         15,850,959 shares in 2001 and 15,808,479 shares in 2000                                158,510              158,085
    Additional paid-in capital                                                               10,934,732           10,081,936
    Note receivable for common stock                                                           (494,871)            (600,000)
    Retained earnings                                                                        44,719,070           40,297,751
    Accumulated other comprehensive gain - net                                                   77,662               53,848
                                                                                         --------------       --------------

          Total stockholders' equity                                                         55,395,103           49,991,620
                                                                                         --------------       --------------

          Total liabilities and stockholders' equity                                     $   66,202,567       $   80,688,451
                                                                                         ==============       ==============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Consolidated Income Statements (Unaudited)






                                                         Three months ended September 30,    Nine months ended September 30,
                                                         --------------------------------    ------------------------------
                                                             2001              2000              2001              2000
                                                         ------------      --------------    ------------      ------------

Sales:
    Product and integration sales                        $ 15,628,473      $ 29,145,767      $ 50,339,853      $ 60,023,735
    Services sales                                          4,006,095         2,013,971        11,924,044         3,782,233
                                                         ------------      ------------      ------------      ------------
Net sales                                                  19,634,568        31,159,738        62,263,897        63,805,968

Cost of sales:
    Cost of sales - Product and integration                 6,524,316        18,932,330        24,582,396        33,545,626
    Cost of sales - Services                                2,599,880         1,180,342         7,185,799         2,099,418
                                                         ------------      ------------      ------------      ------------
Net cost of sales                                           9,124,196        20,112,672        31,768,195        35,645,044

Gross profit                                               10,510,372        11,047,066        30,495,702        28,160,924

Operating expenses:
    Research and development                                2,190,239         2,179,525         7,106,695         6,213,527
    Selling, general, and administrative                    5,974,961         5,103,901        17,523,288        13,148,061
    Restructuring charges                                        --                --             292,330              --
                                                         ------------      ------------      ------------      ------------

       Income from operations                               2,345,172         3,763,640         5,573,389         8,799,336

Interest income and other income, net                         340,494           353,765         1,126,574           965,564
                                                         ------------      ------------      ------------      ------------

Income before income taxes                                  2,685,666         4,117,405         6,699,963         9,764,900

Income taxes                                                  913,744         1,318,000         2,278,644         3,125,000
                                                         ------------      ------------      ------------      ------------

Net income                                               $  1,771,922      $  2,799,405      $  4,421,319      $  6,639,900
                                                         ============      ============      ============      ============

Basic earnings per share                                 $       0.11      $       0.18      $       0.28      $       0.43
                                                         ============      ============      ============      ============

Diluted earnings per share                               $       0.11      $       0.17      $       0.27      $       0.42
                                                         ============      ============      ============      ============

Weighted average shares outstanding
    for basic earnings per share                           15,909,600        15,695,574        15,898,632        15,528,872
                                                         ============      ============      ============      ============

Weighted average shares outstanding
    for diluted earnings per share                         16,082,922        16,271,528        16,208,898        15,960,774
                                                         ============      ============      ============      ============

See accompanying notes to consolidated financial statements.
                                       -4-

                             APPLIED INNOVATION INC.
                Consolidated Statements of Cash Flows (Unaudited)




                                                                                      Nine months ended September 30,
                                                                                   ------------------------------------
                                                                                         2001                  2000
                                                                                         ----                  ----
Cash flows from operating activities:
    Net income                                                                     $    4,421,319        $    6,639,900
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                                  1,273,522             1,265,392
          Amortization of intangible assets                                                93,750                  --
          Provision for doubtful accounts                                                 (15,000)              170,000
          (Gain) loss on sale of assets                                                    (9,193)               11,414
          Deferred income tax expense                                                     400,000                  --
          Tax benefit associated with exercise of stock options                           587,600               402,026
          Effects of change in operating assets and liabilities,
            net of assets acquired and liabilities assumed in acquisition:
              Accounts receivable                                                      17,408,175            (7,457,434)
              Inventory                                                                 4,739,550            (3,456,199)
              Other current assets                                                        214,421               301,818
              Other assets                                                                 57,067               (81,903)
              Accounts payable                                                        (16,011,252)            8,244,374
              Accrued expenses                                                         (4,126,285)              875,095
              Deferred revenue                                                         (1,067,849)              225,112
                                                                                   --------------        --------------
          Net cash provided by operating activities                                     7,965,825             7,139,595
                                                                                   --------------        --------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                         (1,312,474)           (1,006,757)
    Acquisition of Badger                                                              (3,584,167)                 --
    Purchases of investments                                                          (21,352,556)           (3,987,203)
    Maturities of investments                                                          13,335,931             1,995,726
    Sale of  investments                                                                5,325,093               675,624
    Proceeds from sale of property, plant and equipment                                    30,938                 3,525
                                                                                   --------------        --------------
          Net cash used in investing activities                                        (7,557,235)           (2,319,085)
                                                                                   --------------        --------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                                822,750             2,253,700
    Common stock repurchased                                                             (452,000)                 --
                                                                                   --------------        --------------

          Net cash provided by financing activities                                       370,750             2,253,700
                                                                                   --------------        --------------

Increase in cash and cash equivalents                                                     779,340             7,074,210
Cash and cash equivalents - beginning of period                                        14,020,080            11,928,868
                                                                                   --------------        --------------

Cash and cash equivalents - end of period                                          $   14,799,420        $   19,003,078
                                                                                   ==============        ==============

See accompanying notes to consolidated financial statements.
                                       -5-

                             APPLIED INNOVATION INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of presentation - The consolidated balance sheet as of September 30, 2001, the consolidated income statements for the three- and nine-month periods ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles in the United States of America, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-K, as amended. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results for the full year.

2. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at September 30, 2001 and December 31, 2000 are summarized below:

                                      September 30, 2001    December 31, 2000
                                      ------------------    -----------------
           Raw materials                  $ 6,780,995         $  8,201,638
           Work-in-process                    503,351            2,431,166
           Finished goods                   1,292,163            1,566,256
                                          -----------         ------------
                                            8,576,509           12,199,060
           Reserve for obsolescence          (791,183)            (190,000)
                                          -----------         ------------
                                          $ 7,785,326         $ 12,009,060
                                          ===========         ============

3. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

4. Comprehensive income - Comprehensive income for the three- and nine-month periods ended September 30, 2001 was $1,806,167 and $4,445,133, respectively. Comprehensive income for the three- and nine-month periods ended September 30, 2000 was $2,839,722 and $6,680,217, respectively. The sole adjustment necessary to reconcile net income with comprehensive income is for the net unrealized gain, net of taxes, on available-for-sale investment securities, which was $23,814 for the nine months ended September 30, 2001.

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

Shares of common stock used in calculating earnings per share differed from those amounts reported in the consolidated financial statements as follows:

                                          Three Months Ended                  Three Months Ended
                                          September 30, 2001                  September 30, 2000
                                         -------------------                  ------------------
                                  Basic earnings   Diluted earnings   Basic earnings    Diluted earnings
                                     per share         per share         per share         per share
                                   ------------      ------------      ------------      ------------

Outstanding shares                   15,850,959        15,850,959        15,798,382        15,798,382
Effect of weighting changes
     in outstanding shares               58,641            58,641          (102,808)         (102,808)
Stock options                              --             173,322              --             575,954
                                   ------------      ------------      ------------      ------------
     Adjusted shares                 15,909,600        16,082,922        15,695,574        16,271,528
                                   ============      ============      ============      ============


                                          Nine months ended                    Nine months ended
                                          September 30, 2001                  September 30, 2000
                                         -------------------                  ------------------
                                  Basic earnings    Diluted earnings   Basic earnings   Diluted earnings
                                     per share         per share         per share         per share
                                   ------------      ------------      ------------      ------------

Outstanding shares                   15,850,959        15,850,959        15,798,382        15,798,382
Effect of weighting changes
     in outstanding shares               47,673            47,673          (269,510)         (269,510)
Stock options                              --             310,266              --             431,902
                                   ------------      ------------      ------------      ------------
     Adjusted shares                 15,898,632        16,208,898        15,528,872        15,960,774
                                   ============      ============      ============      ============



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

On September 14, 2001, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,500,000 shares of common stock over the next twelve months. As of September 30, 2001, 64,000 shares have been repurchased under this program with a total purchase price of $452,000.

8. Restructuring costs - On June 18, 2001, the Company announced a reduction in workforce of approximately 15 percent, or about 40 employees, throughout all departments. The Company recorded a workforce reduction charge of approximately $292,000 relating primarily to severance and fringe benefits which is separately stated on the Consolidated Income Statements. The Company has paid out approximately $278,000 of such costs as of September 30, 2001 and expects to pay out the remainder by December 31, 2001.

9. Acquisition - On August 15, 2001, the Company completed its acquisition of certain assets of the remote network management systems and information collection device business of Badger Technology, Inc. ("Badger"). The results of Badger's operations have been included in the Company's consolidated financial results since the date of acquisition. Badger, a privately held company located in California, primarily targets the wireless telecommunications market with its remote network management products. As a result of the acquisition, the Company hopes to further penetrate the wireless telecommunications market by leveraging Badger's products targeting cell site remote management with the Company's larger sales force and service capabilities.

The acquisition has been accounted for in accordance with the purchase method of accounting. The total purchase price includes cash payments of $3,955,044, a note payable of $750,000, liabilities assumed of $89,950 and a contingent payment of up to $750,000 based on certain product sales over the next two years. The note payable bears an 8% annual interest rate, with interest payable semi-annually and principal due in August 2004. The purchase price and acquisition costs of $89,793 have been allocated to assets acquired and liabilities assumed based on estimated fair market values at the acquisition date, with the balance recorded as goodwill. The Company will record any contingent consideration as additional goodwill as the contingencies are resolved. As of September 30, 2001, $15,400 of the total $750,000 contingent payment has been recorded as goodwill.

The following unaudited pro forma information summarizes results of operations for the periods indicated as if the Badger acquisition had been completed as of the beginning of the periods presented:

                                                 Three months ended             Nine months ended
                                                    September 30,                 September 30,
                                                    -------------                 -------------
                                                 2001           2000           2001            2000
                                                 ----           ----           ----            ----
         Net sales                           $19,789,060    $31,453,138    $63,415,618     $65,099,843
         Net income                           $1,691,237     $2,634,371     $3,913,129      $6,297,621
         Basic earnings per share                  $0.11          $0.17          $0.25           $0.41
         Diluted earnings per share                $0.11          $0.16          $0.24           $0.39


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000

The Company's products and services are primarily directed at the telecommunications industry, and accordingly, the Company's largest customers are the four Regional Bell Operating Companies ("RBOCs"), large independent phone companies, and certain Competitive Local Exchange Carriers ("CLECs"). During the last nine to twelve months, the telecommunications industry has undergone a significant slowdown as large telecommunications service providers have reduced spending on new network equipment, and a number of CLECs have failed. The Company has been affected by the spending slowdown in recent quarters and will likely be negatively impacted in the near term. Because the overall trends in the telecommunications industry are very difficult to predict, the Company is unable to provide any estimates for future revenues or estimates as to when industry trends will reverse.

Sales for the third quarter of 2001 were $19,634,000, a decrease of 37% from prior year third quarter sales of $31,160,000. Excluding $14,053,000 of integration revenue in the prior year quarter which the Company identified as non-recurring in nature, quarterly sales increased $2,527,000, or 15%, over the prior year third quarter. Sales of $62,264,000 for the nine-months ended September 30, 2001 are down 2% from $63,806,000 last year.

The following table summarizes sales and gross profit for products, integration and services:

                       For the Quarter Ended September 30, 2001                     For the Quarter Ended September 30, 2000
                       ----------------------------------------                     ----------------------------------------

                   Products   Integration      Services        Total          Products   Integration     Services         Total
                   --------   -----------      --------        -----          --------   -----------     --------         -----
Sales            $15,628,000    $      --    $ 4,006,000    $19,634,000    $15,093,000    $14,053,000   $ 2,014,000    $31,160,000
Gross Profit       9,104,000           --      1,406,000     10,510,000      9,182,000      1,031,000       834,000     11,047,000
Gross Profit %            58%          --             35%            54%            61%             7%           41%            35%


Product sales of $15,628,000 were 80% of 2001 third quarter sales and included $316,000 of sales directly attributable to the Badger acquisition. Of total 2000 third quarter sales of $31,160,000, product sales were $15,093,000, or 48%. Current quarter product sales increased 4% over product sales from the third quarter of 2000. Year-to-date product sales of $44,510,000 were 71% of total sales in 2001, versus $44,403,000, or 70% of total sales in 2000. Product sales include revenues from the sales of AIswitch, AIscout, and other products, as well as software licensing revenues.

There were no integration sales during the third quarter of 2001, compared to $14,053,000, or 45% of total sales in the third quarter of 2000. Year-to-date integration sales of $5,830,000 were 9% of total sales in 2001, versus $15,621,000, or 24% of total sales in 2000. Integration revenue consists of turn-key integrated systems and includes a significant amount of third-party products integrated with the Company's products.

Services sales of $4,006,000 were 20% of 2001 third quarter sales, versus services sales of $2,014,000, or 6% of 2000 third quarter sales. This represented a 99% increase in services sales from the third quarter of 2000. Year-to-date services sales of $11,924,000 were 19% of total sales in 2001, compared to $3,782,000, or 6% of total sales in 2000. This represents a 215% increase in services sales from the comparable period in 2000. The increase in services sales was attributed to the continued expansion of the Company's installation services compared to the prior year for a number of customers, as well as project management services for one customer. Services sales consists of installation, project management and engineering services for our customers.

Because of the Company's concentration of sales to RBOCs, long distance phone companies, and large CLECs, a small number of customers have represented substantial portions of net sales. For the first nine months of 2001, sales to three companies comprised 53% of net sales. Each of the three customers contributed between 13% and 22% of net sales.

Gross profit as a percentage of total sales was 54% for the third quarter of 2001, versus 35% for the third quarter of 2000. Year-to-date gross profit percentages were 49% and 44% for 2001 and 2000, respectively. Gross profit on product sales was 58% of total product sales for the third quarter 2001, compared with 61% of total product sales for the same period last year. Gross profit as a percentage of product sales for both quarters was consistent, but higher than normal due to a favorable mix of higher margin AISwitch products. However, the third quarter of 2001 also included the inventory reserve established for optical component inventory (see below) which negatively impacted gross profit. Year-to-date gross profit on product sales was 56% and 57% for 2001 and 2000, respectively. Services gross profit for the three months ended September 30, 2001 was 35% versus 41% a year ago. The decrease in gross profit as a percentage of services sales was primarily attributable to a lower mix of maintenance revenue which has a higher gross margin than the turn-key solutions services such as network planning and design, installation, systems integration and project management. For the fourth quarter of 2001, the Company expects little or no integration sales, compared to $30,023,000 of integration sales in the fourth quarter of 2000. Since integration sales generate lower gross profit percentages than product or service sales, the Company expects the overall gross profit percentage in the fourth quarter of 2001 to exceed the fourth quarter of 2000.

Due to long lead times and high market demand for optical components, the Company placed orders in late 2000 and early 2001 for optical component inventory to support anticipated sales of LuxConnect and other optical products. Given the uncertain market conditions for carriers' deployment of new optical network capacity, as well as declining market prices for optical components, the Company established a reserve of $595,000 during the third quarter against its $2,400,000 of optical component inventory to cover potential excess inventory and market price changes. This charge, representing approximately $0.02 per diluted share, was charged to cost of goods sold. The Company will continue to monitor market conditions and market prices and establish additional reserves as necessary.

Research and development ("R&D") expenses were $2,190,000 for the third quarter of 2001, versus $2,180,000 for the same period in 2000. R&D increased as a percentage of total sales to 11% for the third quarter of 2001, from 7% for the same period in 2000. Year-to-date R&D expenses were $7,107,000 for 2001 and $6,214,000 for 2000. As a percentage of total sales, this represents 11% for

2001 and 10% for 2000. The increase in R&D expenses as a percentage of total sales is attributable primarily to the fact that there were no integration sales in the third quarter of 2001. R&D expenses for the fourth quarter 2001 are expected to be generally consistent with previous quarters.

Selling, general and administrative expenses ("SG&A") increased to $5,975,000 in the third quarter of 2001, from $5,104,000 in 2000. As a percentage of total sales, this represents 30% in 2001 and 16% in 2000. Year-to-date SG&A expenses were $17,523,000 for 2001 and $13,148,000 for 2000, which represented 28% of total sales in 2001 and 21% in 2000. The increase in SG&A was primarily related to increased staffing, additional personnel and costs associated with the Badger acquisition and increased travel and insurance expenditures. The increase in SG&A as a percentage of total sales is due to the decrease in integration sales in the current year as compared to the prior year. The Company believes that fourth quarter SG&A will continue to exceed prior year amounts.

The Company recorded a non-recurring charge to operating expenses of $292,000 in the second quarter of 2001 to account for an approximate 15% reduction in workforce, or approximately 40 employees throughout all departments. This charge is separately stated on the Consolidated Income Statements and reflects estimated severance and fringe benefit costs associated with the termination of the employees. The Company has paid out approximately $278,000 of such costs as of September 30, 2001 and expects to pay out the remainder by December 31, 2001.

As a result of the above factors, income from operations decreased to $2,345,000 in the third quarter of 2001, from $3,764,000 in the third quarter of 2000. Third quarter income from operations represents 12% of total sales in both 2001 and 2000. Year-to-date income from operations was $5,573,000 for 2001, versus $8,799,000 in 2000. Year-to-date income from operations represents 9% of total sales in 2001, versus 14% of total sales in 2000.

The Company's effective income tax rate was 34% for the current quarter and year-to-date period versus an effective rate of 32% for the same periods in 2000.

Primarily due to the impact of the high volume of digital subscriber line ("DSL") systems integration work being performed late in the year-ended December 31, 2000, several balance sheet accounts changed significantly between December 31, 2000 and September 30, 2001. The volume of such DSL systems integration work declined significantly during the first quarter of 2001, and was non-existent during the second and third quarter. As a result, inventory decreased from $12,009,000 at December 31, 2000, to $7,785,000 at September 30, 2001, while accounts payable decreased from $19,826,000 to $4,270,000. These decreases are due to the high volume of DSL equipment inventory and associated trade payables used to support a large systems integration project for one customer in the second half of 2000. Accounts receivable decreased from $29,991,000 at December 31, 2000 to $12,765,000 at September 30, 2001, partially due to a decrease of $10,715,000 for the same DSL systems integration customer. In addition, accounts receivable at December 31, 2000 included significant amounts related to software and annual maintenance agreements which were invoiced in December 2000. The September 30, 2001 Consolidated Balance Sheet also includes goodwill of $3,323,000 and intangible assets of $671,000 as a result of the Badger acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $29,809,000 of cash and cash equivalents and short- and long-term investments at September 30, 2001. During the nine-month period then ended, operating activities provided $7,966,000 in cash. During the same period, investing activities used $7,557,000 in cash, including $3,584,000 related to the Badger acquisition, $2,692,000 for investment securities purchases (net of maturities and sales) and $1,312,000 for equipment purchases to support operations.

Net working capital was $35,375,000 at September 30, 2001, compared to $35,204,000 at December 31, 2000. At September 30, 2001, the current ratio was 4.5:1 and the Company's only debt outstanding was a $750,000 note payable issued in conjunction with the Badger acquisition. The note payable bears interest at the annual rate of 8%, with interest payments due semi-annually and principal due at maturity in August 2004.

On September 14, 2001, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,500,000 shares of common stock over the next twelve months. As of September 30, 2001, 64,000 shares have been repurchased under this program at an average price of $7.06 per share, for an aggregate price of $452,000.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

Because the Company had not consummated any business combinations prior to its acquisition of Badger's remote network management systems and information collection device business on August 15, 2001, these pronouncements had no impact on any prior business combinations. In accordance with these pronouncements, the Badger acquisition was accounted for under the purchase method of accounting. Intangible assets resulting from the acquisition are being amortized over their respective estimated useful lives and will be reviewed for impairment, while goodwill is not being amortized but will instead be tested for impairment, as prescribed by the pronouncements.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121.

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of Statement 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include statements regarding sales growth in the fourth quarter of 2001 (paragraph 1), future gross profit margins (paragraph 8), future R&D expenditures (paragraph
10), future SG&A expenditures (paragraph 11), payment of cost associated with employees (paragraph 12), sufficiency of capital resources (paragraph 19), and impact of recently issued accounting standards (paragraph 23).

These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company's products and services, general economic and business conditions, the Company's ability to develop new products as planned and on budget, the impact of competitive products and services, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances which require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including, the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2000. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in the MD&A will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuations, or similar market risks. Furthermore, the Company has not entered into any derivative contracts.


Part II.  Other Information
---------------------------

Items 1 - 5.      Inapplicable

Item 6.  (a)      Exhibits

                  Exhibit 10.1 - Employment Agreement between the Company and Tom McCabe

                  Exhibit 10.2 - Employment Agreement between the Company and Eric Langille

                  Exhibit 10.3 - Employment Agreement between the Company and Joe Govern

                  Exhibit 10.4 - Employment Agreement between the Company and Kathy Barrick

                  Exhibit 10.5 - Employment Agreement between the Company and Karl Fox

                  Exhibit 11 - Earnings Per Share



         (b)      Reports on Form 8-K

                  The Company filed a Report on Form 8-K dated September 14, 2001 announcing its stock repurchase program to repurchase up to 1,500,000 shares of its outstanding common stock through September 14, 2002.

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



November 14, 2001                    /s/  Robert L. Smialek
-----------------                    ----------------------
Date                                 Robert L. Smialek
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



November 14, 2001                    /s/  Michael P. Keegan
-----------------                    ----------------------
Date                                 Michael P. Keegan
                                     Vice President, Chief Financial Officer and
                                     Treasurer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)