Form 10-K
period 2001-12-31
APPLIED INNOVATION INC
filed 2002-03-25
CIK 798399

                                    FORM 10-K
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   (Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ____________ to

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

                   Registrant's telephone number: 614-798-2000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Aggregate market value of voting stock held by non-affiliates of the registrant, 8,428,420 shares, based on the $5.06 closing sale price on March 8, 2002, was $42,647,805.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,177,299 shares of Common Stock were outstanding at March 8, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Proxy Statement for the Annual Meeting of Stockholders to be held April 25, 2002, in part, as indicated.

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

                                     PART I

ITEM 1. BUSINESS.

GENERAL

      Applied Innovation Inc. ("Applied Innovation", "AI", or the "Company") provides products and services to mediate, monitor and manage large-scale, complex telecommunications and wireless networks and to speed the delivery of broadband services. The Company is a leader in the design, manufacture and deployment of hardware, software and services to improve the management of communications networks. Solutions from Applied Innovation allow telecommunications, cable and Internet service providers to reduce operating costs and optimize capital equipment purchases through protocol mediation, network element management and broadband service delivery.

      The Company was founded in Columbus, Ohio in 1983 by Gerard Moersdorf, Jr. The Company has a wholly owned subsidiary, Applied Innovation International Inc., an Ohio corporation.

      The Company's corporate headquarters occupy a 115,000 square foot facility in suburban Columbus, Ohio and are located at 5800 Innovation Drive, Dublin, Ohio 43016, 800.247.9482. Applied Innovation's shares are traded on the NASDAQ National Market under the symbol AINN.

THE COMPANY'S MARKETS

      Applied Innovation's customer list confirms its strong position in the domestic telecommunications market. The customer base is comprised of Regional Bell Operating Companies (RBOCs), long distance carriers, wireless and cable companies and competitive local exchange carriers. With equipment installed in over 20,000 locations, it has established its client relationships based on an enduring belief that customers need technology partners - not vendors. The Company also serves the international market, with equipment marketed to and installed in Africa, Asia, Australia, Europe, and North and South America.

      The Company created a family of products and services, enabling its customers to manage and grow their telecommunications networks. These products and services include data communications networking equipment, broadband aggregation equipment, and a variety of services offerings. Bridging the gap between new and existing equipment, AI's products and services improve operating efficiency and service quality, and speed the deployment of new services.

      The Company's data communications network (DCN) equipment simplifies deployment, reduces costs, and improves network management by providing interoperability between virtually any network element and any operational support system. This extends the life of existing equipment and reduces the need for comprehensive upgrades of the network as new services and equipment are deployed. The service provider's DCN provides the infrastructure for the comprehensive management of the telephone and broadband data services from the network operations center (NOC). From the NOC, all traditional operations, administration, maintenance and provisioning (OAM&P) functions are performed.

      Broadband services are delivered through Applied Innovation's LuxConnect(TM) product line. LuxConnect was created to help customers meet the demand for high-speed broadband for metro edge and campus fiber networks. It affords them the power to rapidly accelerate deployment of Gigabit Ethernet to remote sites, while lowering maintenance and administration costs.

      Applied Innovation serves the needs of wireless service providers through its AIbadger product line. Improving service quality and reliability, AIbadger provides remote site security and reduces overall maintenance costs.

      Applied Innovation's Services Division provides customers with the telecommunications network expertise that has been central to the Company's own success. Whether a customer is trying to grow an existing network or plan an initial deployment, AI's network planning, design, installation, systems integration, and project management services can leverage existing resources and add specific expertise to drive down costs and speed implementation.

PRODUCTS

                               HARDWARE SOLUTIONS

AISWITCH(TM)

AIswitch improves productivity and reduces costs at central offices (COs) and operations centers by ensuring connectivity, reliability, and availability from support systems to network elements. Its wide variety of line cards, built upon the latest technology, bridges the hardware and software gaps between old and new equipment. This allows virtually any vintage of network equipment to be integrated with the customer's support systems. Industry-standard, open-architecture building blocks ensure easy connection of computers, network elements, and other intelligent equipment with one or more network destinations.

Designed to meet carrier-grade requirements, AIswitch is fully Network Element Building Standards (NEBS) Level 3 certified. By transforming a complex, multi-vendor environment into an easily-managed, seamless network, AIswitch increases the efficiency of OAM&P systems.

AISCOUT(TM)

Based upon the technology of AIswitch, AIscout is a self-contained, economical, mediation and concentration device providing versatile functionality, hardware connectivity, and extensive management capability. It is ideal for protocol mediation, port concentration, and for transporting OAM&P data between network elements and operational support systems. Integrating optical Ethernet technology within the AIscout allows OAM&P traffic to use the same fiber as payload traffic -- eliminating the need for routers, CSU/DSUs, and recurring costs for dedicated circuits.

AIBADGER(TM)

AIbadger provides a flexible, low-cost solution for mobile communications site monitoring and network management. It provides remote IP networking functionality and has various wide area network (WAN) connectivity options, including an optional T1 drop and insert module. Bringing connectivity and alarm visibility to remote network sites, AIbadger is designed to meet a broad range of operating and security requirements.

AIFLEX(TM)

AIflex enables the use of existing fiber facilities to monitor and manage small remote central offices, controlled environmental vaults, huts, and shelters. Connecting directly to existing fiber without interfering with payload, AIflex transmits management data between remote sites and the central office without the additional cost and delays associated with extra lines or routers.

AISPY(TM)

AIspy is a comprehensive system for managing small telecommunications sites. It provides monitoring capabilities for the entire facility through a multitude of alarms and sensors and has the capability to control and record access into the monitored site through either keypad or cellular phone input.

LUXCONNECT(TM)

LuxConnect is a Gigabit Ethernet multiplexer that aggregates up to eight channels of Gigabit Ethernet into a single, protected 10-Gbps optical signal. This improves fiber utilization and extends the reach for common Gigabit Ethernet optical interfaces. More economical than SONET-based solutions, LuxConnect provides significant performance advantages as well. As a native Ethernet transmission platform, it flattens data transport architectures, improves network administration and maintenance, and enhances total network scalability.

INTEGRATED SYSTEMS

The Company offers turn-key systems integration for its customers. The Company provides the necessary equipment detail engineering, equipment order and material tracking, equipment installation, component configuration and verification testing to "rack" and "stack" site specific configurations of network or system components, from single racks to complete sites. These "integrated systems" include third-party equipment combined with the Company's network management products, pre-configured and tested at the Company's facilities. They arrive at their destination ready to be powered-up, connected to the network and brought on-line.

The revenue generated from integrated systems is included in Products and Integration Sales in the Company's consolidated financial statements, and is described as Integration Sales in the Company's product-line revenue analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     NETWORK MANAGEMENT SOFTWARE SOLUTIONS

The Company offers several network management software (NMS) solutions to help telecommunications service providers manage their data communications networks. The Company generates software license fees from the sale of these NMS solutions. Such license fees are included in Products and Integration Sales in the Company's consolidated financial statements and are included in Products Sales in the Company's product-line revenue analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations.

APPLIEDVIEW(TM)

AppliedView is an element management system which allows the people and systems in a NOC to monitor Applied Innovation equipment in remote locations. It provides centralized, continuous surveillance and provisioning of the AI network by giving technicians in the operations center the same view as if they were standing in front of the AI device. A point-and-click graphical user interface reduces the cost and time required for upgrades and remote site maintenance.

NEWEB(TM)

NEweb is a client/server application which provides secure remote access to network elements. It controls which users have access to network elements and which commands they can execute -- it can even log all connections in a central repository. NEweb is non-vendor specific, so it can work with any of the network elements in an environment. The client/server architecture makes NEweb extremely scalable, supporting hundreds of users and thousands of network elements.

AIWATCH(TM)

AIwatch provides a complete picture of the "health" of a network through event management, reports, and fault notification. It can be scaled to monitor any size network, ranging from small, local operations consisting of a few elements to large, international deployments with tens of thousands of managed devices. AIwatch can be used to consolidate element management systems from different vendors into one network management platform or to augment existing top-level management platforms.

                               SERVICE SOLUTIONS

SERVICES

Applied Innovation's services organization offers a suite of service offerings tailored to reduce deployment time and increase operational effectiveness. Staffed with knowledgeable professionals who understand the technology and how to apply it to meet specific business needs, the Company provides solutions ranging from customized software packages to large-scale system design. These include professional services, network security solutions, operational support system services, network services, installation services, deployment services, turn-key solutions and extended maintenance agreements. These services, alone or in combination, provide the customer with increased resource flexibility and added value to their network.

The Company generates services revenue from customers under contracts and/or purchase orders that define the scope of work for a given project. The Company generally recognizes services revenue at project completion. Revenue from service work is classified as Services Sales in the Company's consolidated financial statements and is described as Services Sales in the Company's product-line revenue analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANUFACTURING AND OPERATIONS

      All of the printed circuit boards, chassis enclosures and other hardware used in the Company's products are designed in the Company's Dublin, Ohio facility and are proprietary designs of the Company. Under the supervision of the Vice President of Operations and the Company's Quality Control organization, printed circuit boards, chassis enclosures and power supplies used in each of the Company's products are contracted out to third party manufacturing firms for assembly. These subassemblies are then shipped to the Company for testing and final assembly. Procurement of materials is driven through an enterprise resource planning ("ERP") system with production forecasts supplied to contract firms for component ordering from sources supplied and approved by the Company. The Company maintains and controls all documentation and process requirements for products manufactured by the contract assembly firms. The Company utilizes multiple assembly firms and is, therefore, not dependent on any single third party manufacturer.

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

MARKETING, BUSINESS DEVELOPMENT, SALES AND SERVICES

      The Company's products and services are sold primarily through its own sales force, except for independent sales agents in Australia, Greece, Mexico, South Korea, South Africa, United Kingdom and Brazil. The Company is exploring alternative distribution channels to allow sales of the Company's products to markets that are not easily accessible nor cost effective for its own sales force. In addition to the Dublin, Ohio headquarters, the Company maintains sales offices in Atlanta, Chicago, Dallas, Denver, Pleasanton, CA and Mexico City.

      Sales leads are currently generated through target marketing to telecommunications service providers, product advertising, direct mail and trade shows. Sales leads are followed up by personal contact from the Company's sales and marketing staff. If sufficient interest exists, an on-site visit may be scheduled for the purpose of making a sales presentation, which may include a product demonstration.

      The technical complexity of the Company's products and the relative large size of customers create a long sales cycle for the Company's products. The technical nature of the products and CO environment also mandates a very technical sales force. The Company's sales force receives incentive compensation based on increased levels of sales.

RESEARCH AND DEVELOPMENT

      The Company's research and development ("R&D") activity is coordinated with product management and business development to create product development teams which focus on customer requirements. Enhancements to AIswitch are focused on increasing its capacity and adapting to the wide variety of existing and emerging network element (NE) management interfaces. Investment is continuing to leverage the AIswitch technology to create smaller, more highly integrated products, such as AIscout and AIspy, which are appropriate for the smaller CO, controlled environmental vault (CEV), or cabinet environments. Network management/operations support system (OSS) products and services will continue to play a key position in the Company's R&D spending as we expand our presence into these emerging markets.

      Continued development is being made into enhancements for the AIbadger product line as well as producing additional products for the wireless market to enhance network management capabilities, improve service quality and speed the introduction of new technologies. Enhancements to our existing product line and development of new products are being investigated for networking solutions for new markets such as enterprise, government and military. Additional investment is being focused on the unique needs and requirements for international markets to enable further penetration of targeted countries.

      The Company spent $9,648,898, $8,176,622 and $7,479,496 on
Company-sponsored R&D during the fiscal years ended December 31, 2001, 2000, and 1999, respectively. R&D expenditures represented approximately 13.2%, 7.0% and 15.1% of annual sales in fiscal 2001, 2000, and 1999, respectively. The Company expects to commit a substantial amount of resources and cash to its research and development efforts during 2002. See "Business - Business Risks - New Products, Research and Development, and Rapid Technological Change; Need to Manage Product Transitions."

CUSTOMER SERVICE AND WARRANTY

      The Company offers its customers a variety of services such as technical support, project management, training, detail engineering, installation and test and turn-up. Project managers interface between the Company and customers for installation of new products and services and upgrades of existing products. The project manager is also responsible for assuring that circumstances are anticipated prior to certifying the system for full operation. Following installation, the project manager continues to monitor the customer's system to ensure proper satisfaction.

      The Company designs training programs to educate the customer's system administration, operations and maintenance personnel to operate the system. Classes are available on-line and at the customer's site or at the Company's headquarters. Additional training is also offered to the customer during system upgrades and for new operations personnel.

      The Company's field service department provides custom design and installation services for telecommunications network equipment and software. The Company believes that its field service department complements and enhances the sale of its products.

      The Company warrants its products for a minimum of one year and up to five years, as negotiated under contract. Customers may also purchase extended warranty contracts with guaranteed overnight factory replacement service for circuit boards or system modules in the event of equipment failure. Software revisions to the Company's products are also available as part of the extended warranty contracts, or may be purchased by the customer. In addition, for an additional charge, on-site spares are available for those customers who require immediate replacement. For warranty-related issues and customers with extended maintenance agreements, the Company also provides a 24-hour Service Hotline and web-based support for instant access to its field service and support departments.

      Warranty expense represented approximately 2.1%, 1.5% and 2.4% of annual sales in 2001, 2000, and 1999, respectively. See "Business - Business Risks - Risk of Product Defects."

COMPETITION

      There are numerous manufacturers of data communications equipment. Manufacturers of these products frequently specialize their products for specific applications and could enter the Company's target markets. Significant competition exists from several well-established companies having resources superior to those of the Company and from relatively new but aggressive companies.

      Competition for the Company's DCN products arises primarily from suppliers of telecommunications switching and transmission equipment, such as Cisco Systems, Dantel, Mediatron Technology Corporation, DPS, ION Networks, Touch Communications and IMCI Technologies. In some cases, newer products or redesigned older products from these suppliers compete with the Company's products. See "Business - Business Risks - Competition."

      Competition for the Company's LuxConnect product includes Nbase/Xyplex, Hitachi, Riverstone, Lucent, Nortel and Cisco Systems.

      Competition for the Company's services division include Lucent Netcare, Sprint North Supply and Marconi.

PERSONNEL

      As of March 8, 2002, the Company had 251 full-time and part-time employees. The Company's employees are distributed among the following departments: Sales and Marketing 59; Research and Development 62; Customer Service 59; Manufacturing 37; and Operations 34. The Company anticipates that it will continue to increase the number of its employees as it grows.

BUSINESS RISKS

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for the year ended December 31, 2002, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

      RISKS ASSOCIATED WITH CUSTOMER CONCENTRATION; DEPENDENCE ON TELECOMMUNICATIONS INDUSTRY. A significant portion of the Company's revenues in each fiscal quarter since inception has been derived from substantial orders placed by large organizations, such as the RBOCs. As a result, the Company's sales often have been concentrated among a relatively small number of customers. In fiscal 2001, 2000, and 1999, sales from the Company's four, two and two largest customers represented approximately 66%, 61%, and 42%, respectively, of the Company's total sales. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. None of the Company's customers are contractually obligated to license or purchase additional products or services from the Company. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that have accounted for significant sales in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. Furthermore, such customers are concentrated in the telecommunications industry. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company's products and services. Over the last 12 to 18 months, domestic telecommunications service providers have significantly reduced spending on new equipment and services and many competitive local exchange carriers (CLECs) have failed. Additionally, any future mergers and acquisitions among our customers could impact future orders from such customers. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration and factors affecting capital spending in the telecommunications industry.

      PRODUCT CONCENTRATION. Revenue from the sale, service and support of the Company's DCN family of products has accounted for a substantial portion of the Company's sales since inception. The Company believes that revenue from the sale, service and support of the DCN products will continue to account for a significant portion of the Company's net sales in fiscal 2002. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of the DCN products, improvements to the DCN product framework and new and enhanced development tools and network operations support. There can be no assurance that the Company's DCN products and software will continue to achieve market acceptance or that the Company will be successful in developing, introducing or marketing improvements to its products or new or enhanced development tools and applications. The life cycles of products, including development tools and applications, are difficult to estimate due in large part to the recent emergence of many of the Company's markets, the effect of future product enhancements and competition. A decline in the demand for DCN products as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

      NEW PRODUCTS, RESEARCH AND DEVELOPMENT, AND RAPID TECHNOLOGICAL CHANGE; NEED TO MANAGE PRODUCT TRANSITIONS. The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend on its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The Company is attempting to ensure future success by investing heavily in its research and development effort. However, there can be no assurance that the Company will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards; that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features; or that its new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, the Company's business, operating results and financial condition will be materially adversely affected.

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

      DEPENDENCE UPON PROPRIETARY TECHNOLOGY; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT. The Company's success and ability to compete is dependent in part upon its proprietary software technology. The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights. The Company currently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. While the Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all.
In the event of a successful claim of product infringement against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed or similar technology, the Company's business, operating results and financial condition could be materially adversely affected.

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

      RELIANCE ON SUPPLIERS. The Company purchases raw material and licenses technology from a number of domestic and foreign sources. The Company believes that currently there are acceptable alternatives to the suppliers of raw material and technology used in its products which could be substituted for over time, with the exception of network routing products supplied by Cisco Systems, Inc. The Company currently purchases network routing products and licenses technology regarding the same from Cisco Systems, Inc. pursuant to a Technology Agreement. The term of the Technology Agreement expires on December 31, 2002 and automatically renews for one year periods, unless either party elects not to renew. Additionally, the Technology Agreement may be terminated by either party for any reason upon six months notice. The Company believes that some of its customers place a high value on the incorporation of network routing products and technology from Cisco Systems, Inc. into the Company's products. While the Company believes that it could obtain similar quality network routing products and technology from other vendors, the termination of the Technology Agreement could materially adversely affect the acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING. The Company currently anticipates that its existing cash, cash equivalents, investments, cash to be generated from future operations, and funds which may be obtained from future financing activities will provide sufficient capital to meet the currently anticipated business needs of the Company. See "Management's Discussion and Analysis of Financial Condition and the Results of Operations - Liquidity and Capital Resources." The Company may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including more rapid expansion or acquisitions of complementary businesses or technologies, or to develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of unanticipated opportunities, develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures and the Company's business, operating results and financial condition could be materially adversely affected.

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

      POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY. The Company's quarterly operating results have in the past and will in the future vary significantly depending on factors such as the timing of significant orders and shipments; capital spending patterns of the Company's customers; changes in pricing policies by the Company or its competitors; the lengthy sales cycle of the Company's products; increased competition; changes in operating expenses; mergers and acquisitions among customers; personnel changes; demand for the Company's products; the number, timing and significance of new product and product enhancement announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis; and the mix of direct and indirect sales and general economic factors. A significant portion of the Company's revenues have been, and will continue to be, derived from substantial orders placed by large organizations, such as the RBOCs, and the timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly net sales and operating results have been and will continue to be difficult to forecast. Revenues are also difficult to forecast because the Company's sales cycle, from initial evaluation to product shipment, varies substantially from customer to customer. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. The Company's expense levels are based, in part, on its expectations as to future revenue levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with sales, net income (loss) may be disproportionately affected by a reduction in sales. The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to an increase in capital expenditures by customers in certain quarters. Based upon all of the foregoing, the Company believes that quarterly sales and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter, the Company's sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock could be materially adversely affected.

      DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, professional services, customer support and product development personnel. In particular, the Company would be materially adversely affected if it were to lose the services of Gerard B. Moersdorf, Jr., Chairman of the Board, who has provided significant leadership and direction to the Company since its inception. Additionally, the Company could also be materially affected were it to lose the services of Robert L. Smialek, Chief Executive Officer and President. The loss of other key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly-skilled managerial, sales, professional services, customer support and product development personnel. The Company has at times experienced and continues to experience challenges in recruiting qualified personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In addition, there are only a limited number of qualified professional services and customer support engineers, and competition for such individuals is especially intense. Furthermore, competitors have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

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

      ANTI-TAKEOVER PROVISIONS; CERTAIN PROVISIONS OF DELAWARE LAW; CERTIFICATE OF INCORPORATION AND BY-LAWS. Certain provisions of Delaware law and the Company's Certificate of Incorporation and By-Laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's By-Laws provide for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. Additionally, the directors, executive officers and existing principal stockholders of the Company and their affiliates beneficially own approximately 52.3% of the outstanding shares of the Company's common stock. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

      CONCENTRATION OF STOCK OWNERSHIP. The present directors, executive officers and principal stockholders of the Company and their affiliates beneficially own approximately 52.3% of the outstanding shares of the Company's common stock. In particular, Gerard B. Moersdorf, Jr. and his former spouse own approximately 42.4% of the outstanding shares of common stock. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

      REVENUE FLUCTUATIONS DUE TO RESELLER PASS-THROUGH. One-time systems integration project opportunities may contribute to significant fluctuations in top line revenues on a non-recurring basis. These contributions are generally at lower margins than core product line sales, and may affect margin performance. However, these projects do make significant contributions to overall net profits, and do not affect long term profit growth for the Company.

ITEM 2. PROPERTIES.

      The Company headquarters is a 115,000 square foot modern corporate office and manufacturing facility in Dublin, Ohio. All of the Company's manufacturing, administrative and research and development activities and a substantial portion of its marketing activities are conducted at this location. The Company owns the building and the approximately 33 acres of land on which it is situated. In addition, the Company maintains sales offices in Atlanta, GA; Chicago, IL; Dallas, TX; Denver, CO; Pleasanton, CA; and Mexico City, Mexico.

ITEM 3. LEGAL PROCEEDINGS.

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's common stock is traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low bid prices for the Company's common stock. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                           2001                       2000
                           ----                       ----

                    High          Low           High        Low
      Q1           $15.50        $8.25         $14.56      $7.75

      Q2           $16.74        $7.65         $12.13      $7.00

      Q3           $10.45        $5.35         $27.06     $10.25

      Q4            $9.49        $5.10         $16.50      $7.50
              --------------------------------------------------

      At March 8, 2002, the Company had 501 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA.

                             APPLIED INNOVATION INC.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                             Years Ended December 31,
                                                        2001             2000            1999           1998           1997
                                                    ------------    -------------    ------------    -----------   ------------
OPERATING DATA:
  Sales                                             $ 73,019,150    $ 116,103,392    $ 49,523,619    $53,627,516   $ 46,661,054
  Cost of sales                                       39,251,716       75,906,065      20,917,459     22,236,650     20,091,096
                                                    ------------    -------------    ------------    -----------   ------------
     Gross profit                                     33,767,434       40,197,327      28,606,160     31,390,866     26,569,958

  Selling, general and administrative expenses        22,183,578       18,455,315      11,965,059     14,428,447     15,091,470
  Research and development expenses                    9,648,898        8,176,622       7,479,496     11,979,875     12,897,072
  Restructuring charges                                  292,330               --              --      3,800,000             --
                                                    ------------    -------------    ------------    -----------   ------------

     Total operating expenses                         32,124,806       26,631,937      19,444,555     30,208,322     27,988,542
                                                    ------------    -------------    ------------    -----------   ------------

     Income (loss) from operations                     1,642,628       13,565,390       9,161,605      1,182,544     (1,418,584)
                                                    ------------    -------------    ------------    -----------   ------------

  Interest income, net                                 1,389,517        1,374,546         992,665        614,705        535,409
  Other income (expense), net                            (39,179)         (20,934)        (68,189)     1,050,403       (134,020)
                                                    ------------    -------------    ------------    -----------   ------------
     Total other income, net                           1,350,338        1,353,612         924,476      1,665,108        401,389
                                                    ------------    -------------    ------------    -----------   ------------

     Income (loss) before income taxes                 2,992,966       14,919,002      10,086,081      2,847,652     (1,017,195)
  Income taxes                                           755,000        4,774,000       3,081,000        538,000       (380,000)
                                                    ------------    -------------    ------------    -----------   ------------
     Net income (loss)                              $  2,237,966    $  10,145,002    $  7,005,081    $ 2,309,652   $   (637,195)
                                                    ============    =============    ============    ===========   ============


  Basic earnings (loss) per share                   $       0.14    $        0.65    $       0.45    $      0.15   $      (0.04)
                                                    ============    =============    ============    ===========   ============
  Diluted earnings (loss) per share                 $       0.14    $        0.63    $       0.45    $      0.14   $      (0.04)
                                                    ============    =============    ============    ===========   ============

  Shares used in computing basic earnings
     (loss) per share                                 15,870,492       15,598,723      15,598,143     15,804,608     15,786,332
                                                    ============    =============    ============    ===========   ============

  Shares used in computing diluted earnings
     (loss) per share                                 16,140,993       16,014,153      15,647,050     15,962,846     15,786,332
                                                    ============    =============    ============    ===========   ============

BALANCE SHEET DATA:
  Cash and short-term and non-current
     investments                                    $ 28,616,130    $  26,274,009    $ 19,070,826    $17,211,499   $  8,195,156
  Net working capital                                 31,803,653       35,204,228      22,851,872     22,173,337     16,654,943
  Total assets                                        60,847,804       80,668,451      44,594,329     39,769,673     37,707,548
  Stockholders' equity                                50,903,912       49,991,620      37,087,664     31,642,683     29,402,982

See notes to consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SAFE HARBOR STATEMENT

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but are not limited to, all statements regarding intent, beliefs, expectations, projections, forecasts and plans of the Company and its management, and include any statements regarding future sales and other results of operations, the continuation or changes of historical trends, the sufficiency of Applied Innovation's cash balances and cash generated from operating activities, research and development efforts and the future of the telecommunications industry or Applied Innovation's business. These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for Applied Innovation's products and services, competition, economic conditions, the fact that Applied Innovation may decide to substantially increase research and development expenditures to meet the needs of its business and customers, currently unforeseen circumstances could require the use of capital resources and the various risks inherent in Applied Innovation's business and other risks and uncertainties detailed from time to time in Applied Innovation's periodic reports filed with the Securities and Exchange Commission. One or more of these factors have affected, and could in the future affect, Applied Innovation's business and financial results in future periods and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Applied Innovation, or any other person, that the objectives and plans of Applied Innovation will be achieved. All forward-looking statements made herein are based on information presently available to the management of Applied Innovation. Applied Innovation assumes no obligation to update any forward-looking statements.

OVERVIEW

      Applied Innovation Inc. develops, manufactures, and markets network mediation and bridging products and related services to the telecommunications industry. AI's products and services support the operation, maintenance, administration and provisioning of a variety of switching and transmission devices used by wireline and wireless telecommunications providers to assist in the management of their customer service networks. AI's primary emphasis is on providing integrated hardware, software, service and turnkey network management solutions. The Company's largest customers are the four RBOCs, other large domestic and foreign phone companies, and certain CLECs.

      Through the AIswitch(TM), AIscout(TM), AIflex(TM), AIspy(TM), and AIbadger(TM) products, and the related AppliedView(TM), NEweb(TM), and AIwatch(TM) software, AI provides the data network needed to monitor and maintain thousands of pieces of electronic equipment used to deliver telecommunication services. The Company's Services Division combines a number of customer-focused services, including network systems planning and design, systems integration, testing, installation, systems deployment and training.
In 2000, the Company announced the formation of LuxPath Networks, a new division focusing on broadband Ethernet aggregation and transport products which provide high-capacity, carrier-quality fiber optic transmission solutions. In 2001, the Company had its first sale and successful deployment of that division's flagship product, LuxConnect(TM). Also in 2001, AI acquired certain assets of the remote network management systems and information collection device business of Badger Technology, Inc. ("Badger"). The acquisition enables the Company to target the wireless telecommunications market with its wireless network management and information collection products.

      During the last twelve to eighteen months, the telecommunications industry has undergone a dramatic and severe slowdown. Telecommunications service providers have repeatedly reduced planned capital spending, have laid-off workers, and some have gone into bankruptcy proceedings and/or ceased operations. The spending cutbacks have affected the Company through reduced product orders, even by our largest and most financially secure RBOC customers, and also started to negatively impact service sales in the second half of 2001. We cannot predict when this trend will reverse. Given the uncertainty regarding our customers' near-term spending plans and the effect on near-term sales, the Company has reduced its staffing level through two actions. In June 2001, the Company reduced headcount by approximately 40 personnel, or 15%, and again in February 2002, by approximately 50 personnel, or 16%. The Company believes that the cost savings associated with these staffing reductions, as well as other cost-saving measures enacted, will more closely align the Company's operating expenses with near-term sales prospects.

      We believe that in the long-term, large domestic service providers will resume spending on network equipment and our product sales will increase. Despite the negative impact on domestic product sales in the near-term, the Company remains optimistic about domestic and international opportunities in the wireless market in 2002. Further, as a result of our expanded international sales efforts over the last year, including establishing sales distributors and customer quotations and product trials, we expect international sales growth in 2002. We also expect growth in 2002 services sales, largely driven by network design, installation and maintenance of operating support system software.

COMPARISON OF 2001 TO 2000

      Sales for the year ended December 31, 2001 were $73,019,000, a 37% decrease from the prior year's sales of $116,103,000. Excluding integration sales of $5,830,000 in 2001 and $45,644,000 in 2000, which were almost entirely from one CLEC customer and were identified as non-recurring in nature, annual sales would have been $67,189,000 and $70,459,000 in 2001 and 2000, respectively. Excluding the impact of the non-recurring revenue in both years, annual sales in 2001 decreased $3,270,000, or 5%, from the prior year. The decrease in non-integration sales was due to reduced spending by CLEC customers throughout the year and reduced spending by larger service providers, including all of our RBOC customers, in the second half of the year.

      Gross profit as a percentage of total sales was 46% for the year ended December 31, 2001 as compared to 35% in the prior year. The overall increase in gross profit percentage was primarily attributable to a change in the overall sales mix as integration sales, which carry a lower gross margin than products and services sales, represented 8% of total sales in 2001 versus 39% in 2000.

      The following table summarizes sales and gross profit for products, integration and services:

                           For the Year Ended December 31, 2001                        For the Year Ended December 31, 2000
                 -------------------------------------------------------    -------------------------------------------------------

                   Products    Integration     Services        Total         Products      Integration     Services       Total
                 -----------   -----------    -----------    -----------    -----------    -----------    ----------   ------------
Sales            $52,841,000    $5,830,000    $14,348,000    $73,019,000    $64,030,000    $45,644,000    $6,429,000   $116,103,000
Gross Profit      28,190,000       866,000      4,711,000     33,767,000     34,740,000      2,682,000     2,775,000     40,197,000
Gross Profit %       53%           15%            33%            46%            54%             6%           43%            35%

      Product sales of $52,841,000 were 72% of total sales in 2001, versus product sales of $64,030,000, or 55%, of total sales in 2000. This represented a 17% decrease in product sales in 2001 from 2000, due largely to the industry-wide reduction in capital spending, particularly in the second half of 2001. Product sales comprised a larger percentage of total sales in 2001 as compared to 2000 because of the significant decrease in integration sales in 2001. Product sales include revenues from the sales of AIswitch(TM), AIscout(TM), and other products, as well as software licensing revenues.

      Gross profit on product sales was 53% for the year ended December 31, 2001 compared to 54% for the prior year. Product sales margins were generally consistent between years. However, gross profit in 2001 was negatively impacted by inventory charges relating to the establishment of inventory reserves for optical and other component inventory. Due to long lead times and high market demand for optical components, the Company placed orders in late 2000 and early 2001 for optical component inventory to support anticipated sales of LuxConnect(TM) and other optical products. Given the continued uncertain market conditions for carriers' deployment of new optical network capacity, as well as declining market prices for optical and other components, the Company recorded inventory charges of $1,700,000 during 2001 to cover potential excess inventory and market price changes. These amounts were charged to cost of goods sold. The Company will continue to monitor market conditions and market prices and additional reserves may be necessary in the future depending upon product demand and fluctuations in prices.

      Integration sales of $5,830,000 were 8% of total sales in 2001, compared to $45,644,000, or 39% of total sales in 2000. The integration sales in 2001 and 2000, consisting of turnkey integrated systems and including a significant amount of third-party products integrated with the Company's products, were attributable to the sale of an integrated solution to one large customer. Since the first quarter of 2001, the Company has had no additional integration sales.

      Gross profit on integration sales was 15% for the year ended December 31, 2001, compared to 6% in the prior year. Since the integration sales included a significant amount of third-party equipment, the gross profit margin was significantly lower than margins on products or services sales. Gross profit in 2001 was higher than the prior year because 2001 integration sales included a higher proportion of AI equipment and labor which yields higher margins than third-party equipment.

      Services sales of $14,348,000 were 20% of total 2001 sales, versus services sales of $6,429,000, or 6% of total 2000 sales. This represented a 123% increase in services sales from 2000. The increase in services sales was primarily attributed to the continued expansion of the Company's installation services compared to the prior year for a number of customers, as well as project management services for one customer. Services sales include revenues from network planning and design, installation, project management, engineering services, training and maintenance.

      Gross profit on services sales was 33% for the year ended December 31, 2001 compared to 43% for the prior year. The decrease in gross profit on service sales in 2001 was primarily attributable to a lower mix of maintenance revenues which generally have higher margins than revenues from other services, as well as decreased utilization of services personnel in the latter half of 2001 as overall spending in the telecommunications industry slowed.

      Because of the Company's concentration of sales to RBOCs, long distance phone companies, and large CLECs, a small number of customers have historically comprised a substantial portion of the Company's sales. Sales to four customers comprised 66% of sales in 2001, with each contributing between 13% and 23% of sales. Because of the direct correlation and relative importance of these significant customers' capital spending patterns to the Company, deviations from historical spending levels could significantly impact the Company's future operating results.

      Selling, general and administrative ("SG&A") expenses increased to $22,184,000 in 2001 from $18,455,000 in 2000. As a percentage of total sales, this represents 30% in 2001 and 16% in 2000. The increase in SG&A spending was primarily attributable to increased staffing, additional personnel and costs associated with the Badger acquisition, increased international travel and selling expenses and higher insurance costs. In addition, SG&A expenses as a percentage of total sales increased due to the decrease in integration sales in the current year as compared to the prior year. As a result of staffing reductions in June 2001 and in February 2002, the Company anticipates that total SG&A expenses for 2002 will be slightly lower than 2001, but with certain specific increases anticipated as the Company further pursues opportunities in the international and wireless markets.

      Research and development ("R&D") expenses were $9,649,000 in 2001 and $8,177,000 in 2000. As a percentage of total sales, this represents 13% for 2001 and 7% for 2000. The increase in R&D expenses was primarily attributable to increased staffing costs to support product development associated with international and wireless opportunities. The decrease in integration sales in 2001 as compared to 2000 also contributed to the increase in R&D expenses as a percentage of total sales. The Company expects 2002 R&D spending to decrease compared to 2001. However, the Company continues to invest in the enhancement of existing products and development of new products to meet constantly changing customer and industry needs.

      The Company recorded a non-recurring charge to operating expenses of $292,000 in the second quarter of 2001 to account for an approximate 15% reduction in workforce, or approximately 40 employees, throughout all departments. This restructuring charge is separately stated on the consolidated statements of earnings and reflects estimated severance and fringe benefit costs associated with the termination of employees. The Company has paid out all such costs as of December 31, 2001. As a further response to the continued industry slowdown, the Company initiated an additional 16% reduction in workforce, or approximately 50 employees, in the first quarter of 2002. Again across all departments, the reduction in workforce resulted in restructuring charges of approximately $650,000 in that quarter for estimated severance and other personnel costs. The Company expects to pay out such costs through the remainder of 2002. As a result of the restructuring and other enacted cost reductions, the Company anticipates reducing its annual costs by approximately $4,500,000. No additional workforce reductions or other cost reduction actions are currently planned, however the Company will continue to monitor industry conditions and will take corrective action as industry conditions change.

      As a result of the above factors, income from operations decreased to $1,643,000 in 2001 from $13,565,000 in 2000. Income from operations represented 2% of sales in 2001, compared to 12% of sales in 2000.

      Income before income taxes in 2001 was $2,993,000, or 4% of sales, compared to $14,919,000, or 13% in 2000.

      The Company's effective income tax rate was 25% in 2001 compared to 32% in 2000. The decrease in the effective income tax rate in 2001 was due primarily to research and experimentation credits. The credits had a more significant impact on the effective income tax rate in 2001 because of decreased income before income taxes in 2001 as compared to 2000.

      Net income was $2,238,000, or $0.14 diluted earnings per share, in 2001 versus net income of $10,145,000, or $0.63 diluted earnings per share, in 2000. The diluted weighted-average number of shares was 16,141,000 for 2001 compared to 16,014,000 for 2000.

      Primarily due to the impact of the high volume of digital subscriber line ("DSL") systems integration work being performed late in the year ended December 31, 2000, several balance sheet accounts changed significantly between December 31, 2000 and December 31, 2001. The volume of such DSL systems integration work declined significantly during the first quarter of 2001, and was non-existent during the remainder of 2001. As a result, net inventory decreased from $12,009,000 at December 31, 2000, to $7,322,000 at December 31, 2001, while accounts payable decreased from $19,826,000 to $2,993,000. These decreases are due to the high volume of DSL equipment inventory and associated trade payables used to support a large systems integration project for one customer in the second half of 2000. Net accounts receivable decreased from $29,991,000 at December 31, 2000 to $7,697,000 at December 31, 2001, partially due to a decrease of $11,118,000 for the same DSL systems integration customer. In addition, accounts receivable at December 31, 2000 included significant amounts related to software and annual maintenance agreements which were invoiced in December 2000 and which did not exist at December 31, 2001 due primarily to timing of the agreements and related invoices and payments. The December 31, 2001 consolidated balance sheet also includes goodwill of $3,423,000 and net intangible assets of $551,000 as a result of the Badger acquisition in 2001.

COMPARISON OF 2000 TO 1999

      Sales for the year ended December 31, 2000 were $116,103,000, a 134% increase from the prior year's sales of $49,524,000. Strong demand for the Company's integration and services business, including integrated digital subscriber line solutions, accounted for approximately $50,000,000 of the increase. Additionally, higher demand for the Company's AIscout(TM), AIswitch(TM), and AI130 products accounted for approximately $17,000,000 of the increase. Because of the Company's concentration of sales to RBOCs, long distance phone companies, and large CLECs, a small number of customers have historically represented substantial portions of AI's sales. Two companies accounted for 61% of net sales in 2000. These two customers contributed 47% and 14% of sales, respectively.

      The following table summarizes sales and gross profit for products, integration and services:

                    For the Year Ended December 31, 2000                      For the Year Ended December 31, 1999
                -------------------------------------------                  ---------------------------------------

                  Products      Integration      Services         Total        Products    Integration     Services        Total
                ------------   ------------    ------------   ------------   ------------  -----------  ------------   ------------
Sales           $ 64,030,000   $ 45,644,000    $  6,429,000   $116,103,000   $ 46,967,000    $ --       $  2,557,000   $ 49,524,000
Gross Profit      34,740,000      2,682,000       2,775,000     40,197,000     27,709,000      --            897,000     28,606,000
Gross Profit %       54%             6%             43%            35%            59%          --            35%            58%

      Product sales of $64,030,000 were 55% of total sales in 2000, versus product sales of $46,967,000, or 95%, of total sales in 1999. This represented a 36% increase in product sales from the year 1999 to the year 2000. Product sales include revenues from the sales of AIswitch(TM), AIscout(TM), and other products, as well as software licensing revenues from NEweb(TM) and AppliedView(TM).

      Integration revenues were $45,644,000 or 39% of total sales in 2000, and were substantially all from one customer. There were no such sales in prior years. Integration revenue consists of turnkey integrated systems and includes a significant amount of third-party products integrated with the Company's products.

      Services revenues of $6,429,000 were 6% of 2000 sales, versus services revenues of $2,557,000, or 5% of 1999 sales. This represented a 151% increase in services revenues from the prior year. Services revenues consist of project management, installation and other services for our customers.

      Gross profit, as a percentage of total sales, was 35% in 2000, compared to 58% in 1999. Gross profit on product sales was 54% in 2000, compared with 59% in 1999. The decrease in gross profit as a percentage of product sales was primarily attributable to a higher sales mix of products that have slightly lower gross margins, such as the AIscout(TM), the AI130 and the AppliedView(TM) systems' hardware support equipment. Gross profit on services sales was 43% in 2000, compared to 35% in 1999. Integration gross profit as a percentage of integration sales was 6%. The percentage was significantly lower than the gross profit percentage achieved on products and services due to the large amount of third-party equipment costs.

      SG&A expenses increased to $18,455,000 (16% of sales) in 2000 from $11,965,000 (24% of sales) in 1999. The increase in SG&A spending was primarily attributable to new sales, sales engineering and senior management positions, increased expenditures for the integration and services division, and higher marketing expenditures.

      R&D expenses increased to $8,177,000 (7% of sales) in 2000 from $7,480,000 (15% of sales) in 1999. This was a result of additional staffing and expenditures on new product initiatives, including LuxPath Networks' fiber optic products.

      As a result of the above changes in sales and expenses, 2000 income from operations increased to $13,565,000 from $9,162,000 in 1999. Income from operations represented 12% of sales in 2000, compared to 19% of sales in 1999.

      Other income, which consists primarily of interest income on the Company's investments, increased to $1,354,000 in 2000, versus $924,000 in 1999, due to a higher average investment balance in 2000.

      Income before income taxes in 2000 was $14,919,000, compared to $10,086,000 in 1999.

      The effective income tax rate was 32% in 2000 compared to 31% in 1999.

      Net income was $10,145,000, or $0.63 diluted earnings per share in 2000 versus net income of $7,005,000, or $0.45 diluted earnings per share in 1999. The diluted weighted-average number of shares was 16,014,000 for 2000 compared to 15,647,000 for 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had $28,616,000 of cash and cash equivalents and short- and long-term investments at December 31, 2001 compared to $26,274,000 at December 31, 2000. During 2001, operating activities provided cash of $10,167,000. Cash flow from operations resulted from net income, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash adjustments related primarily to depreciation expense, provision for doubtful accounts and the tax benefit associated with stock option exercises. Changes in operating assets and liabilities resulted primarily from significant decreases in accounts receivable and inventories, partially offset by decreases in accounts payable and accrued expenses. Those balance sheet changes were attributable to the significant DSL systems integration project that was in process at the end of 2000 and completed in 2001. Investing activities in 2001 used $6,475,000 in cash, including $1,825,000 for equipment purchases to support operations, $4,045,000 related to the Badger acquisition and $639,000 for investment securities purchases (net of maturities and sales). Additionally, financing activities used $2,014,000 of cash in 2001, including $3,028,000 to repurchase common stock, partially offset by $1,014,000 of proceeds from the issuance of common stock.

      Net working capital was $31,804,000 at December 31, 2001 compared to $35,204,000 at December 31, 2000. At December 31, 2001, the current ratio was 4.5:1 and the Company's only debt outstanding was a $750,000 note payable issued in conjunction with the Badger acquisition. The note payable bears interest at an annual rate of 8%, with interest payments due semi-annually and principal due at maturity in August 2004.

      On September 14, 2001, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,500,000 shares of common stock over the next twelve months. As of December 31, 2001, 445,300 shares had been repurchased under this program at an average price of $6.80 per share, for an aggregate price of $3,028,000.

      At the April 26, 2001 Annual Meeting of Stockholders, the Amended and Restated Certificate of Incorporation was approved and adopted which increased the number of authorized shares of the Company's common stock, $.01 par value, from 30,000,000 to 55,000,000 shares and which authorized the issuance of 5,000,000 shares of preferred stock, $.01 par value. At December 31, 2001, the Company had 15,512,899 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

      The Company believes that its existing cash, cash equivalents, investments and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the end of 2002. However, if the Company's working capital needs significantly increase due to circumstances such as sustained weakness in the telecommunications industry resulting in decreased demand for the Company's products and services and operating losses, or alternatively, faster than expected growth resulting in increased accounts receivable and inventory, significant stock repurchase activity, additional acquisition activity, or significant research and development efforts, the Company may seek to fund these requirements through a line of credit, other debt, issuance of additional equity or sale of land.

CRITICAL ACCOUNTING POLICIES

      The Company applies certain accounting policies which are critical in understanding the Company's results of operations and the information presented in the consolidated financial statements. Because these policies require judgment and involve choices among alternatives, reported results could vary materially if different assumptions or policies were utilized. Critical accounting policies include:

Revenue Recognition

      Revenue is generally recognized on product and integration sales as products are delivered and ownership and risk of loss are transferred. In certain situations, customers may request that products are built and prepared for shipment but held temporarily by the Company on the customer's behalf. In those instances, revenue is recognized when all other terms and obligations of the sale are met, including transfer of ownership and risk of loss.

      The Company also derives revenue from the sale of internally developed software and related maintenance and support agreements. Basic revenue recognition criteria related to software sales include the following four elements: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the related fee is fixed and determinable, and (4) collectibility is probable. Software license fees are generally recognized when the software product has been delivered, which is generally the point at which all four criteria have been met. Revenue associated with software maintenance and support agreements is recognized straight-line over the term of the related agreement.

      The Company also generates revenue from the activities of its services division. Field service projects are typically short-term projects which are billed and accepted by the customer on a project-by-project basis, with revenue recognized upon project completion. Revenues from maintenance contracts are recognized straight-line over the related maintenance period.

Sales Return Allowances

      Other than issues involving warranty claims, customers generally do not have the right to return products. However, in certain limited circumstances as defined in contracts, customers are permitted to return products. The Company establishes a sales return allowance reflecting its estimate of such product returns. The estimate is based on a number of factors, including the contract provisions, the Company's understanding of each customer's forecasted usage of previously purchased products and the estimated likelihood that customers will return products.

Allowance for Doubtful Accounts

      The Company provides its customers with credit on purchases, generally requiring payment within thirty days from delivery. Since the Company's customer base is generally comprised of very large, well-funded service providers, the Company's historical credit risk has been very low. However, the Company does establish allowances against accounts receivable for potentially uncollectible amounts. The Company estimates the necessary allowance based on an analysis of customers' past payment practices and any known factors concerning their current financial condition. To the extent any customers unexpectedly become insolvent or unable to pay amounts due, the allowance estimates may be incorrect. Over the last twelve months, many telecommunications service providers, including some that have historically been customers of the Company, have experienced financial challenges. The Company did not have any significant exposure to bankruptcies among our customers. Further, the Company has not historically provided vendor financing to its customers, and currently has no plans to do so.

Inventory

      The Company records inventory utilizing standard costs, which approximate actual costs on a first-in, first-out basis. Additionally, the Company carries inventory at the lower of cost or market. The Company periodically estimates its necessary reserve for inventory obsolescence to ensure inventory balances are properly stated. Such estimates are based on inventory quantities on hand, sales forecasts for particular products, overall industry trends that may affect individual product lines, as well as fluctuations in component prices from suppliers. In 2001, the Company recorded $1,700,000 of inventory charges, primarily related to weaker than expected demand for optical products. Continued weak demand and falling component prices for optical transmission products could impact the valuation of the Company's optical inventory. Likewise, decreases in component part prices for the Company's general inventory could impact inventory valuations.

Intangible Assets and Goodwill

      The Company has certain intangible assets resulting from business acquisitions which are recorded at cost. These intangible assets are amortized straight-line over their respective estimated economic lives, generally up to three years, and reviewed for impairment under certain circumstances. Goodwill, representing the excess of purchase price over the fair value of the net assets acquired, is not subject to periodic amortization but is also periodically reviewed for impairment.

Warranty

      The Company generally warrants its products for one year, with negotiated warranties available up to five years. Based primarily on historical experience, the Company estimates its expected future warranty costs and accrues such costs at the time of sale. Warranty costs generally consist of labor and materials to repair defective parts, replacement parts, shipping costs to replace materials, and labor and travel costs associated with customer site visits to repair products or correct prior service work. The Company's overall warranty costs have been decreasing over the past several years, primarily due to improved product quality. However, as the Company introduces new products using new technology or if defects are found in widely distributed products, such costs could increase in the future.

Income Taxes

      The Company utilizes the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and respective tax bases. The Company's provision for income taxes involves estimates of taxable income for federal, state and local purposes in various taxing jurisdictions as well as estimated research and experimentation credits, which could be subject to change in the event of an audit by the Internal Revenue Service.

Stock-Based Compensation

      Under various stock option plans, the Company has issued stock options to employees and members of the Company's Board of Directors. The Company applies the intrinsic value-based method of accounting for its fixed plan stock options and therefore must record compensation expense for any options granted with an exercise price less than the current market price at the date of grant. Because the Company has not granted any options with exercise prices less than market prices at the date of grant, the Company has not recorded any compensation expense in its consolidated statements of earnings. Had the Company utilized a fair value-based method of accounting for its stock options rather than an intrinsic value-based method, the Company would have recognized additional compensation expense, net of related tax effects, of approximately $2,734,000, $1,297,000 and $486,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

      In addition to the above critical accounting policies, the Company utilizes certain estimates in preparing its consolidated financial statements. Because these estimates are inherently subjective and affect the reported amounts of assets and liabilities as well as contingent assets and liabilities, different estimates would yield different results as reported in the consolidated financial statements. Areas that involve utilization of significant estimates include accounting for doubtful accounts, inventory obsolescence, estimated useful lives of property, plant and equipment and intangible assets, depreciation and amortization, sales returns, warranty costs, income taxes and contingencies.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The Company is obligated over the next two years for office space and office equipment under various operating leases. Future minimum lease payments under these leases are $297,000 in 2002 and $37,000 in 2003.

      The Company's note payable of $750,000 is due in August 2004. Also, related to the Badger acquisition, the Company may make contingent payments of up to $750,000 based on certain product sales over the next two years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

      Because the Company had not consummated any business combinations prior to its acquisition of Badger's remote network management systems and information collection device business on August 15, 2001, these pronouncements have no impact on any prior business combinations. In accordance with these pronouncements, the Badger acquisition was accounted for under the purchase method of accounting. Intangible assets resulting from the acquisition are being amortized over their respective estimated useful lives and will be reviewed for impairment, while goodwill is not being amortized but will instead be tested for impairment, as prescribed by the pronouncements.

      In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both Statement 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", which relates to the disposal of a segment of a business. Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuations, or similar market risks. Furthermore, the Company has not entered into any derivative contracts. Related to the Badger acquisition, the Company has a $750,000 note payable, bearing interest at a fixed rate of 8% annually and due in August 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Company's consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999, appear on pages F-1 through F-17 hereof, and are incorporated herein by reference. The Company's financial statement schedule and the Independent Auditors' Report on the financial statement schedule are included in the response to Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this item is included under the caption "ELECTION OF DIRECTORS" on pages 4 through 8 of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on April 25, 2002 (the "Proxy Statement"), and under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 21 of the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this item is included under the caption "ELECTION OF DIRECTORS" on pages 9 through 14 of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this item is included under the caption "OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS" on page 2, and under the caption "SECURITY OWNERSHIP OF MANAGEMENT" on pages 3 through 4 of the Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this item is included under the caption "ELECTION OF DIRECTORS - Related Party Transactions" on pages 12 through 13 of the Proxy Statement and is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) The following documents are filed as part of this report:

      Independent Auditors' Report

      Consolidated Balance Sheets as of December 31, 2001 and 2000.

      Consolidated Statements of Earnings for the years ended December 31, 2001, 2000, and 1999.

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

      Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

      Notes to Consolidated Financial Statements.

(a)(2) The following documents are filed as part of this report:

       Independent Auditors' Report

       Schedule II (Valuation and Qualifying Accounts)

(a)(3) Exhibits: The following exhibits are filed as part of this report:

EXHIBIT NO.                            DESCRIPTION
      3.1       Amended and Restated Certificate of Incorporation of the
                Company. (Reference is made to Appendix C to the Company's
                Definitive Proxy Statement for the 2001 Annual Meeting of
                Stockholders held on April 26, 2001, filed with the Securities and Exchange Commission on March 23, 2001, and incorporated herein by reference).

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

      10.3      Form of Confidentiality, Assignment and Non-Competition
                Agreement between he Company and employee officers. (Reference is made to Exhibit 10.3 to the Company's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 10, 1993, and incorporated herein by reference).

      10.4      Technology Agreement, dated November 12, 1996, between the
                Company and Cisco Systems, Inc. (Reference is made to Exhibit
                10.4 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1998, and incorporated herein by reference).

      10.5 Form of Indemnification Agreement between the Company and officers and directors. (Reference is made to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference).

      10.6      Schedule of Indemnification Agreements. (Reference is made to
                Exhibit 10.7 in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2001, and incorporated herein by reference).


      10.7      Company's Amended and Restated 1996 Stock Option Plan.
                (Reference is made to Exhibit 10.11 to the Company's Annual
                Report on Form 10-K, filed with the Securities and Exchange
                Commission on March 30, 2000, and incorporated herein by reference).

      10.8      Employment Agreement between the Company and Robert L. Smialek.
                (Reference is made to Exhibit 10.1 to the Company's Quarterly
                Statement on Form 10-Q, filed with the Securities and Exchange
                Commission on November 14, 2000, and incorporated herein by reference).

      10.9      Employment Agreement between the Company and Gerard B.
                Moersdorf, Jr. (Reference is made to Exhibit 10.10 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2001, and incorporated herein by reference).

      10.10     Employment Agreement between the Company and Michael P. Keegan.
                (Reference is made to Exhibit 10.11 to the Company's Annual
                Report on Form 10-K, filed with the Securities and Exchange
                Commission on March 27, 2001, and incorporated herein by reference).

      10.11     Employment Agreement between the Company and Matthew P.
                Bruening. (Reference is made to Exhibit 10.1 to the Company's
                Quarterly Statement on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2001, and incorporated herein by reference).

      10.12     Employment Agreement between the Company and Tom McCabe.
                (Reference is made to Exhibit 10.1 to the Company's Quarterly
                Statement on Form 10-Q, filed with the Securities and Exchange
                Commission on November 14, 2001, and incorporated herein by reference).

      10.13     Employment Agreement between the Company and Eric Langille.
                (Reference is made to Exhibit 10.2 to the Company's Quarterly
                Statement on Form 10-Q, filed with the Securities and Exchange
                Commission on November 14, 2001, and incorporated herein by reference).

      10.14     Employment Agreement between the Company and Joe Govern.
                (Reference is made to Exhibit 10.3 to the Company's Quarterly
                Statement on Form 10-Q, filed with the Securities and Exchange
                Commission on November 14, 2001, and incorporated herein by reference).

      10.15     Employment Agreement between the Company and Kathy Brooks
                (formerly Kathy Barrick). (Reference is made to Exhibit 10.4 to the Company's Quarterly Statement on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference).

      10.16     Company's 2001 Stock Incentive Plan. (Reference is made to
                Appendix B to the Registrant's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders held on April 26, 2001, filed with the Securities and Exchange Commission on March 23, 2001, and incorporated herein by reference).

      10.17*    Employment Agreement between the Company and William J.
                Mrukowski.

      23*       Consent of KPMG LLP.

      24*       Power of Attorney.
      ------------
      *         Filed herewith.


(b)   Reports on Form 8-K - none.

(c)   Exhibits - The exhibits to this report follow page F-17.

(d) Financial Statement Schedules - The financial statement schedule and the independent auditors' report thereon follows the signature page.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     APPLIED INNOVATION INC.


Date: March 25, 2002                 By: /s/ Robert L. Smialek
                                         -------------------------------------
                                         Robert L. Smialek,
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                                   DATE
         ---------                                   -----                                   ----
* Gerard B. Moersdorf, Jr.                  Chairman of the Board                       March 25, 2002
---------------------------------           and Director
Gerard B. Moersdorf, Jr.

/s/ Robert L. Smialek                       President and                               March 25, 2002
---------------------------------           Chief Executive Officer
Robert L. Smialek                           and Director
                                            (Principal Executive Officer)

/s/ Michael P. Keegan                       Vice President,                             March 25, 2002
---------------------------------           Chief Financial Officer
Michael P. Keegan                           and Treasurer
                                            (Principal Financial and
                                            Principal Accounting Officer)

* Michael J. Endres                         Director                                    March 25, 2002
---------------------------------
Michael J. Endres

* Curtis A. Loveland                        Director                                    March 25, 2002
---------------------------------
Curtis A. Loveland

* Gerard B. Moersdorf, Sr.                  Director                                    March 25, 2002
---------------------------------
Gerard B. Moersdorf, Sr.

* Richard W. Oliver                         Director                                    March 25, 2002
---------------------------------
Richard W. Oliver

* Thomas W. Huseby                          Director                                    March 25, 2002
---------------------------------
Thomas W. Huseby

* Alexander B. Trevor                       Director                                    March 25, 2002
---------------------------------
Alexander B. Trevor

* William H. Largent                        Director                                    March 25, 2002
---------------------------------
William H. Largent

*By: /s/ Robert L. Smialek
     ----------------------------
     Robert L. Smialek
     (Attorney-in-Fact)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Applied Innovation Inc.:

Under date of February 5, 2002, we reported on the consolidated balance sheets of Applied Innovation Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Columbus, Ohio
February 5, 2002

                             APPLIED INNOVATION INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

Column A                                         Column B             Column C                Column D        Column E
--------                                         --------             --------                --------        --------
                                                              /---------Additions--------/
                                                Balance at      Charged to     Charged to
                                               beginning of     costs and        other                       Balance at
Description                                       period         expense        accounts     Deductions    end of period
-----------                                       ------         -------        --------     ----------    -------------
YEAR ENDED DECEMBER 31, 1999:
     Allowance for doubtful accounts           $   256,117    $   162,103      $      --     $  100,673    $    317,547
     Allowance for obsolete inventory              160,000             --             --             --         160,000
     Warranty provision                          2,644,738      1,602,570             --      2,369,577       1,877,731

YEAR ENDED DECEMBER 31, 2000:
     Allowance for doubtful accounts           $   317,547    $   464,548      $      --     $   91,493    $    690,602
     Allowance for obsolete inventory              160,000         30,000             --             --         190,000
     Warranty provision                          1,877,731      1,975,811             --      2,518,756       1,334,786

YEAR ENDED DECEMBER 31, 2001:
     Allowance for doubtful accounts           $   690,602    $   443,527      $      --     $  659,129    $    475,000
     Allowance for obsolete inventory              190,000      1,700,000             --        119,714       1,770,286
     Warranty provision                          1,334,786      1,509,164             --      2,024,784         819,166

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report ................................................   F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000 ................   F-2

Consolidated Statements of Earnings for the fiscal years ended December 31,
       2001, 2000, and 1999 .................................................   F-3

Consolidated Statements of Stockholders' Equity for the fiscal years ended
       December 31, 2001, 2000, and 1999 ....................................   F-4

Consolidated Statements of Cash Flows for the fiscal years ended December 31,
       2001, 2000, and 1999 .................................................   F-5

Notes to Consolidated Financial Statements ..................................   F-6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Applied Innovation Inc.:

We have audited the accompanying consolidated balance sheets of Applied Innovation Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Innovation Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Columbus, Ohio
February 5, 2002

                             APPLIED INNOVATION INC.
                           Consolidated Balance Sheets

                                                                                        December 31,
                                                                                        ------------
Assets                                                                             2001               2000
                                                                               ------------       ------------
Current assets:
   Cash and cash equivalents                                                   $ 15,698,594       $ 14,020,080
   Short term investments                                                         6,067,770          6,386,236
   Accounts receivable, net of allowance of $475,000 in 2001
     and $690,602 in 2000                                                         7,697,003         29,990,699
   Inventory, net                                                                 7,322,316         12,009,060
   Income taxes                                                                     903,269                 --
   Other current assets                                                             630,593            852,984
   Deferred income taxes                                                          2,678,000          2,642,000
                                                                               ------------       ------------
         Total current assets                                                    40,997,545         65,901,059

Property, plant and equipment, net                                                8,823,355          8,612,658
Investments                                                                       6,849,766          5,867,693
Intangible assets, net of accumulated amortization of $213,750 in 2001              551,250                 --
Goodwill                                                                          3,423,201                 --
Other assets                                                                        202,687            307,041
                                                                               ------------       ------------

                                                                               $ 60,847,804       $ 80,688,451
                                                                               ============       ============

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                            $  2,992,537       $ 19,825,749
   Accrued expenses:
     Warranty                                                                       819,166          1,334,786
     Income taxes                                                                        --          2,391,402
     Payroll and related expenses                                                 1,512,229          2,460,907
     Other accrued expenses                                                         379,888            742,930
   Deferred revenue                                                               3,490,072          3,941,057
                                                                               ------------       ------------
         Total current liabilities                                                9,193,892         30,696,831

Note payable                                                                        750,000                 --
                                                                               ------------       ------------
         Total liabilities                                                        9,943,892         30,696,831

Stockholders' equity:
   Preferred stock; $.01 par value; authorized 5,000,000 shares;
     none issued and outstanding                                                         --                 --
   Common stock; $.01 par value; authorized 55,000,000 shares; issued and
     outstanding 15,512,899 shares in 2001 and 15,808,479 shares in 2000            155,129            158,085
   Additional paid-in capital                                                     8,659,450         10,081,936
   Note receivable for common stock                                                (494,871)          (600,000)
   Retained earnings                                                             42,535,717         40,297,751
   Accumulated other comprehensive gain, net                                         48,487             53,848
                                                                               ------------       ------------

         Total stockholders' equity                                              50,903,912         49,991,620
                                                                               ------------       ------------

                                                                               $ 60,847,804       $ 80,688,451
                                                                               ============       ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                       Consolidated Statements of Earnings

                                                                Years ended December 31,
                                                  ---------------------------------------------------
                                                      2001                2000               1999
                                                  ------------       -------------       ------------
Sales:
  Products and integration                        $ 58,670,859       $ 109,673,655       $ 46,967,009
  Services                                          14,348,291           6,429,737          2,556,611
                                                  ------------       -------------       ------------
     Total sales                                    73,019,150         116,103,392         49,523,620

Cost of sales:
  Cost of sales - products and integration          29,614,268          72,252,187         19,258,208
  Cost of sales - services                           9,637,448           3,653,878          1,659,252
                                                  ------------       -------------       ------------
     Total cost of sales                            39,251,716          75,906,065         20,917,460
                                                  ------------       -------------       ------------

     Gross profit                                   33,767,434          40,197,327         28,606,160

Operating expenses:
  Selling, general and administrative               22,183,578          18,455,315         11,965,059
  Research and development                           9,648,898           8,176,622          7,479,496
  Restructuring charges                                292,330                  --                 --
                                                  ------------       -------------       ------------
     Total operating expenses                       32,124,806          26,631,937         19,444,555
                                                  ------------       -------------       ------------

     Income from operations                          1,642,628          13,565,390          9,161,605

Other income (expense):
  Interest income, net                               1,389,517           1,374,546            992,665
  Other expense, net                                   (39,179)            (20,934)           (68,189)
                                                  ------------       -------------       ------------
     Total other income, net                         1,350,338           1,353,612            924,476
                                                  ------------       -------------       ------------

     Income before income taxes                      2,992,966          14,919,002         10,086,081
Income taxes                                           755,000           4,774,000          3,081,000
                                                  ------------       -------------       ------------
     Net income                                   $  2,237,966       $  10,145,002       $  7,005,081
                                                  ============       =============       ============

Earnings per share:
     Basic earnings per share                     $       0.14       $        0.65       $       0.45
                                                  ============       =============       ============
     Diluted earnings per share                   $       0.14       $        0.63       $       0.45
                                                  ============       =============       ============

Weighted-average shares outstanding
  for basic earnings per share                      15,870,492          15,598,723         15,598,143
                                                  ============       =============       ============

Weighted-average shares outstanding
  for diluted earnings per share                    16,140,993          16,014,153         15,647,050
                                                  ============       =============       ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                 Consolidated Statements of Stockholders' Equity

                                     Common stock
                               ------------------------                      Note                      Accumulated
                                 Number                     Additional    receivable                  other compre-
                                of shares                    paid-in      for common     Retained     hensive gain
                               outstanding     Amount        capital         stock       earnings      (loss), net       Totals
                               -----------    ---------    ------------   ----------    -----------   -------------   ------------
Balance - December 31, 1998     15,786,132    $ 157,861    $  8,337,154    $      --    $23,147,668     $     --      $ 31,642,683

Comprehensive income:
   Net income                           --           --              --           --      7,005,081           --         7,005,081
   Unrealized loss on
        investments, net                --           --              --           --             --      (20,280)          (20,280)
                                                                                                                      ------------
Total comprehensive income                                                                                               6,984,801
Common stock repurchased          (414,200)      (4,142)     (1,535,678)          --             --           --        (1,539,820)
                               -----------    ---------    ------------    ---------    -----------     --------      ------------
Balance - December 31, 1999     15,371,932      153,719       6,801,476           --     30,152,749      (20,280)       37,087,664

Comprehensive income:
   Net income                           --           --              --           --     10,145,002           --        10,145,002
   Unrealized gain on
     investments, net                   --           --              --           --             --       74,128            74,128
                                                                                                                      ------------
Total comprehensive income                                                                                              10,219,130
Stock options exercised            336,547        3,366       1,670,573           --             --           --         1,673,939
Sale of stock to officer           100,000        1,000       1,199,000     (600,000)            --           --           600,000
Tax benefit associated with
   exercise of stock options            --           --         410,887           --             --           --           410,887
                               -----------    ---------    ------------    ---------    -----------     --------      ------------
Balance - December 31, 2000     15,808,479      158,085      10,081,936     (600,000)    40,297,751       53,848        49,991,620

Comprehensive income:
   Net income                           --           --              --           --      2,237,966           --         2,237,966
   Unrealized loss on
        investments, net                --           --              --           --             --       (5,361)           (5,361)
                                                                                                                      ------------
Total comprehensive income                                                                                               2,232,605
Stock options exercised             99,720          997         479,513           --             --           --           480,510
Sale of stock to officer            50,000          500         427,625           --             --           --           428,125
Common stock repurchased          (445,300)      (4,453)     (3,023,674)          --             --           --        (3,028,127)
Repayment of note receivable
   for common stock                     --           --              --      105,129             --           --           105,129
Tax benefit associated with
   exercise of stock options            --           --         694,050           --             --           --           694,050
                               -----------    ---------    ------------    ---------    -----------     --------      ------------
Balance - December 31, 2001     15,512,899    $ 155,129    $  8,659,450    $(494,871)   $42,535,717     $ 48,487      $ 50,903,912
                               ===========    =========    ============    =========    ===========     ========      ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                      Consolidated Statements of Cash Flows

                                                                                   Years Ended December 31,
                                                                       --------------------------------------------------
                                                                           2001               2000               1999
                                                                       ------------       ------------       ------------
Cash flows from operating activities:
  Net income                                                           $  2,237,966       $ 10,145,002       $  7,005,081
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                          1,721,061          1,633,729          1,883,381
    Amortization of intangible assets                                       213,750                 --                 --
    Provision for doubtful accounts                                         443,527            464,548            162,103
    (Gain) loss on disposal of assets                                       (12,714)            17,080             68,189
    Deferred income tax (benefit) expense                                   (33,000)        (1,442,000)            80,000
    Tax benefit of options exercised                                        694,050            410,887                 --
    Effects of change in operating assets and liabilities, net of assets acquired and liabilities assumed in acquisition:
      Accounts receivable                                                22,017,975        (19,465,222)        (3,453,878)
      Inventory                                                           5,015,679         (8,095,628)          (292,777)
      Income taxes                                                       (3,294,671)           986,392           (845,544)
      Other current assets                                                  222,391           (352,352)          (281,168)
      Other assets                                                           71,354            (30,694)           (26,781)
      Accounts payable                                                  (16,833,211)        17,601,289          1,172,538
      Accrued expenses                                                   (1,845,741)           995,110         (1,205,740)
      Deferred revenue                                                     (450,985)         3,607,375            322,421
                                                                       ------------       ------------       ------------
    Net cash provided by operating activities                            10,167,431          6,475,516          4,587,825

Cash flows from investing activities:
  Purchases of property, plant and equipment                             (1,825,076)        (1,626,559)        (1,193,200)
  Payment for business acquisition                                       (4,044,969)                --                 --
  Purchases of investments                                              (23,108,753)        (8,885,238)       (32,071,575)
  Maturities of investments                                              15,598,693          3,171,770         11,478,082
  Sales of investments                                                    6,871,092            675,624         13,431,255
  Proceeds from sales of property, plant and equipment                       34,459              6,160             24,802
                                                                       ------------       ------------       ------------
    Net cash used in investing activities                                (6,474,554)        (6,658,243)        (8,330,636)

Cash flows from financing activities:
  Common stock repurchased                                               (3,028,127)                --         (1,539,820)
  Proceeds from issuance of common stock                                  1,013,764          2,273,939                 --
                                                                       ------------       ------------       ------------
    Net cash (used in) provided by financing activities                  (2,014,363)         2,273,939         (1,539,820)
                                                                       ------------       ------------       ------------

Increase (decrease) in cash and cash equivalents                          1,678,514          2,091,212         (5,282,631)
Cash and cash equivalents - beginning of year                            14,020,080         11,928,868         17,211,499
                                                                       ------------       ------------       ------------

Cash and cash equivalents - end of year                                $ 15,698,594       $ 14,020,080       $ 11,928,868
                                                                       ============       ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid                                                    $  3,364,427       $  4,818,722       $  3,846,544
                                                                       ============       ============       ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The following accounting principles and practices of Applied Innovation Inc. and subsidiary (the Company) are set forth to facilitate the understanding of data presented in the consolidated financial statements:

         DESCRIPTION OF BUSINESS ACTIVITY

         The Company is a leading provider of network solutions for telecommunications service providers. The Dublin, Ohio, based company designs and manufactures products for network management, protocol conversion, mediation and data communication between network elements and operations support systems. The Company's products enable operations systems to manage all the elements in multivendor, multiprotocol telecommunications networks. The majority of the Company's customers are RBOCs, long distance phone companies and competitive access providers.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Applied Innovation Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

         CASH EQUIVALENTS

         Cash equivalents represent short-term investments with original maturities of three months or less. At December 31, 2001 and 2000, cash equivalents of $14,122,256 and $12,242,463, respectively, were invested in money markets, corporate notes, commercial paper and taxable and tax-exempt bonds.

         INVESTMENTS

         Since the Company does not intend to hold its investments in debt securities until maturity and does not actively trade the securities to maximize trading gains, the Company classifies these securities as "available-for-sale" and, accordingly, reports such securities at fair value plus accrued interest. The fair value of debt securities is determined from public quotations for such securities as of the reporting date. Any temporary excess (deficiency) of fair value over (under) the underlying cost of the investment, net of taxes, is excluded from current period earnings and is reported as unrealized gains (losses) as a separate component of stockholders' equity.

         REVENUE RECOGNITION

         Product Sales: The Company recognizes product and integration sales when products are delivered and ownership and risk of loss are transferred. Alternatively, in certain circumstances, a customer's order may direct the Company to build products and prepare them for shipment, but hold such products temporarily on the customer's behalf. In such situations, revenue is recognized when all other terms and obligations of the sale are met, including transfer of ownership and risk of loss.

         Software License Sales: Revenue is derived from the sale of internally produced software as well as maintenance and support agreements from software sales. The Company licenses software and provides related services including training, maintenance, installation and consulting.

         License fee revenues are generally recognized when the software product is shipped and the portion of the fees related to services is recognized as the services are performed.

         Services: Field service projects are generally short-term in nature and are accepted by the customer and billed by the Company on a project-by-project basis. The Company recognizes field service revenue at the completion of the project. Revenues from maintenance agreements are billed periodically, deferred and recognized straight-line over the term of the agreements.

         INVENTORY

         Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

                                             Lives (in years)
                                             ---------------
                      Building                     40
                      Equipment                    3-5
                      Furniture                     7

         INTANGIBLE ASSETS AND GOODWILL

         Purchased intangible assets resulting from business acquisitions, primarily intellectual property and non-compete agreements, are carried at cost less accumulated amortization. Amortization is provided using the straight-line method over the estimated economic lives of the respective assets, generally up to three years.

         Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required.

         WARRANTY

         The Company warrants its products for a minimum of one year after sale and up to five years as negotiated under contract. Accordingly, the Company accrues the estimated costs of such warranties at the time of sale.

         INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         STOCK OPTION PLANS

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant and amortized over the period of service only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic value-based method of accounting and has adopted the disclosure requirements of SFAS No. 123.

         RESEARCH AND DEVELOPMENT

         Research and development costs are expensed when incurred.

         GENERAL CREDIT RISK

         The Company grants credit on open account to its customers, substantially all of whom are in the telecommunications industry. To date, the Company has not provided extended payment terms under any type of vendor financing agreements.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory obsolescence, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Actual results could differ from these estimates.

         IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets and certain intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain intangible assets that the Company expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

(2)   INVENTORY

      Major classes of inventory at December 31, 2001 and 2000 are summarized below:

                                             2001                2000
                                             ----                ----
      Raw materials                      $  7,104,242        $  8,201,638
      Work-in-process                         181,552           2,431,166
      Finished goods                        1,806,808           1,566,256
                                         ------------        ------------
                                            9,092,602          12,199,060
      Reserve for obsolescence             (1,770,286)           (190,000)
                                         ------------        ------------
                                         $  7,322,316        $ 12,009,060
                                         ============        ============

(3)   INVESTMENTS

      The fair values of all financial instruments, excluding investments, approximate carrying values because of short maturities of those instruments.

      The following summarizes the Company's investments in securities:

                                                                Gross         Gross
                                               Amortized      unrealized    unrealized         Fair
      December 31, 2001                           cost          gains         losses           value
                                              -----------      --------      --------       -----------
      U.S. government agency obligations      $ 4,705,286      $ 76,451      $ (1,806)      $ 4,779,931
      U.S. government obligations                 102,619        15,631            --           118,250
      Corporate obligations                     8,030,791        29,462       (40,898)        8,019,355
                                              -----------      --------      --------       -----------
      Total                                   $12,838,696      $121,544      $(42,704)      $12,917,536
                                              ===========      ========      ========       ===========
      Reported as:
      Short-term investments                                                                $ 6,067,770
      Investments                                                                             6,849,766
                                                                                            -----------
      Total                                                                                 $12,917,536
                                                                                            ===========

                                                                Gross         Gross
                                               Amortized      unrealized    unrealized         Fair
      December 31, 2000                           cost          gains         losses           value
                                              -----------      --------      --------       -----------
      U.S. government agency obligations      $ 5,506,171      $ 51,697      $(17,836)      $ 5,540,032
      U.S. government obligations                 202,401         5,437        (2,469)          205,369
      Corporate obligations                     6,466,168        48,220        (5,860)        6,508,528
                                              -----------      --------      --------       -----------
      Total                                   $12,174,740      $105,354      $(26,165)      $12,253,929
                                              ===========      ========      ========       ===========
      Reported as:
      Short-term investments                                                                $ 6,386,236
      Investments                                                                             5,867,693
                                                                                            -----------
      Total                                                                                 $12,253,929
                                                                                            ===========

      Gross realized gains included in income in 2001, 2000 and 1999 were $27,536, $13,237 and $375, respectively, and gross realized losses included in income in 2001, 2000 and 1999 were $45,485, $9,179, and $1,174, respectively. Realized gains and losses are determined by specific identification.

      The Company's December 31, 2001 debt securities at fair market value mature as follows: $6,067,770 in less than one year, $6,431,585 after one year but less than five years, and $418,181 in five or more years.

(4)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 2001 and 2000 are summarized below:

                                         2001               2000
                                         ----               ----
      Land                          $  1,639,303       $  1,639,303
      Building                         5,091,607          5,042,590
      Equipment                        8,265,643          6,678,641
      Furniture                        2,031,075          1,995,763
                                    ------------       ------------
                                      17,027,628         15,356,297
      Accumulated depreciation        (8,204,273)        (6,743,639)
                                    ------------       ------------
                                    $  8,823,355       $  8,612,658
                                    ============       ============

(5)   ACQUISITION

      On August 15, 2001, the Company acquired certain assets of the remote network management systems and information collection device business of Badger Technology, Inc. ("Badger"). The results of Badger's operations have been included in the Company's consolidated financial results since the date of acquisition. Badger, a privately held company located in California, primarily targets the wireless telecommunications market with its remote network management products. As a result of the acquisition, the Company hopes to further penetrate the wireless telecommunications market by leveraging Badger's products targeting cell site remote management with the Company's larger sales force and service capabilities.

      The acquisition has been accounted for in accordance with the purchase method of accounting. The purchase price includes cash payments of $3,955,044 and a note payable of $750,000. There is also a contingent payment of up to $750,000 based on certain product sales over the next two years. The note payable bears an 8% annual interest rate, with interest payable semi-annually and principal due in August 2004. The purchase price and acquisition costs of $89,925 have been allocated to assets acquired based on estimated fair market values at the acquisition date, with the balance recorded as goodwill.

      The following table summarizes the estimated fair values of the assets acquired at the acquisition date:

            Accounts receivable                    $  167,806
            Inventory                                 328,935
            Property, plant and equipment             128,427
            Intangible assets                         765,000
            Goodwill                                3,404,801
                                                   ----------
                  Total assets acquired            $4,794,969
                                                   ==========

      The Company will record any contingent consideration as additional goodwill as the contingencies are resolved. As of December 31, 2001, $18,400 of the total $750,000 contingent payment has been recorded as additional goodwill. Goodwill is expected to be fully deductible for tax purposes.

      The following unaudited pro forma information summarizes results of operations for the years indicated as if the Badger acquisition had been completed as of the beginning of the years presented:

                                                 Years ended December 31,
                                            -----------------------------------
                                                  2001                2000
                                                  ----                ----
            Net sales                       $    74,170,871     $   118,871,447
            Net income                            1,666,490           9,860,978
            Basic earnings per share                   0.11                0.63
            Diluted earnings per share                 0.10                0.62

(6)   MAJOR CUSTOMERS AND GEOGRAPHIC DATA

      Revenues to major customers represented 66%, 61% and 42% of net sales for 2001, 2000 and 1999, respectively. The number of major customers previously referred to were four, two and two for 2001, 2000 and 1999, respectively, with trade accounts receivable balances of $4,567,446 and $19,399,813 at December 31, 2001 and 2000, respectively.

      The Company's sales by geographic areas were as follows:

                                    2001              2000             1999
                                    ----              ----             ----
            United States        68,820,616      $114,883,136      $48,544,837
            International         4,198,534         1,220,256          978,783
                               ------------      ------------      -----------
                               $ 73,019,150      $116,103,392      $49,523,620
                               ============      ============      ===========

(7)   EARNINGS PER SHARE

      The calculations of earnings per share for the years ended December 31, 2001, 2000, and 1999, are based upon the weighted-average shares outstanding during the periods and, when applicable, those stock options that are dilutive, using the treasury stock method. Reconciliations of the numerators and denominators of the basic and diluted earnings per share calculations follow:

                                                                     Year ended December 31, 2001
                                                             --------------------------------------------
                                                                Income           Shares        Per share
                                                             (numerator)     (denominator)       amount
                                                             -----------     -------------    -----------
      Basic  earnings per share-
           Net income available to common stockholders       $ 2,237,966       15,870,492     $      0.14
                                                                                              ===========
      Effect of dilutive securities-
          Stock options                                               --          270,501
                                                             -----------      -----------
      Diluted earnings per share-
          Net income available to common stockholders
               including assumed conversions                 $ 2,237,966       16,140,993     $      0.14
                                                             ===========      ===========     ===========

                                                                     Year ended December 31, 2000
                                                             --------------------------------------------
                                                                Income           Shares        Per share
                                                             (numerator)     (denominator)       amount
                                                             -----------     -------------    -----------
      Basic  earnings per share-
           Net income available to common stockholders       $10,145,002       15,598,723     $      0.65
                                                                                              ===========
      Effect of dilutive securities-
          Stock options                                               --          415,430
                                                             -----------      -----------
      Diluted earnings per share-
          Net income available to common stockholders
               including assumed conversions                 $10,145,002       16,014,153     $      0.63
                                                             ===========      ===========     ===========

                                                                     Year ended December 31, 1999
                                                             --------------------------------------------
                                                                Income           Shares        Per share
                                                             (numerator)     (denominator)       amount
                                                             -----------     -------------    -----------
      Basic  earnings per share-
            Net income available to common stockholders      $ 7,005,081       15,598,143     $      0.45
                                                                                              ===========
      Effect of dilutive securities-
          Stock options                                               --           48,907
                                                             -----------      -----------
      Diluted earnings per share-
          Net income available to common stockholders
               Including assumed conversions                 $ 7,005,081       15,647,050     $      0.45
                                                             ===========      ===========     ===========

      Stock options which are out-of-the-money and, therefore, are anti-dilutive under the treasury stock method have been excluded from the above earnings per share calculations. These options totaled 1,170,401, 417,750 and 205,750 in 2001, 2000 and 1999 respectively.

(8)   STOCK OPTION PLANS

      The Company's 2001 Stock Incentive Plan (the 2001 Plan) was adopted by the Board of Directors on February 27, 2001 and approved by the stockholders of the Company as of April 26, 2001, with 2,000,000 shares of common stock reserved for issuance under the 2001 Plan. Options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options, with maximum terms of ten years. The exercise price of each incentive stock option must be at least 100% of the fair market value per share of the Company's common stock as determined by the Stock Option and Compensation Committee on the date of grant.

      Previously, the Company had adopted the 1996 Stock Option Plan (the 1996
      Plan), the 1986 Incentive Stock Option Plan and the 1986 Non-statutory Stock Option Plan (the 1986 Plans). Options granted under the 1996 Plan and the 1986 Plans have maximum terms of ten years. The exercise price of each incentive stock option must be at least 100% of the fair market value per share of the Company's common stock as determined by the Stock Option and Compensation Committee on the date of grant.

      Tax benefits realized by the Company for deductions in excess of compensation expense under these plans are credited to additional paid-in capital.

      At December 31, 2001, there were 1,246,500 additional shares available for grant under the 2001 Plan and 198,230 additional shares available for grant under the 1996 Plan. The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $10.16, $6.41 and $2.36, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions used for grants in the years ended December 31, 2001, 2000 and 1999, respectively: dividend yield of 0% for all years; expected volatility of 193%, 77% and 71%; risk-free interest rate of 4.5%, 6% and 6%; and expected life of 5, 4.2 and 4.5 years.

      The Company applies APB Opinion No. 25 in accounting for its plans and no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share, net of related income tax effects, would have been reduced to the pro forma amounts indicated below:

                                                                         2001                2000                1999
                                                                         ----                ----                ----
      Net income (loss)                            As reported      $    2,237,966      $   10,145,002      $    7,005,081
                                                   Pro forma              (496,198)          8,848,465           6,519,016

      Basic earnings (loss) per share              As reported      $         0.14      $         0.65      $         0.45
                                                   Pro forma                 (0.03)               0.57                0.42

      Diluted earnings (loss) per share            As reported      $         0.14      $         0.63      $         0.45
                                                   Pro forma                 (0.03)               0.55                0.42

      A summary of stock option activity follows:

                                                                                   Number of             Weighted-average
                                                                                    shares                exercise price
                                                                                    ------                --------------
      Balance at December 31, 1998                                                      944,650             $      5.43
          Granted                                                                       515,000                    3.68
          Exercised                                                                          --                      --
          Canceled/expired                                                             (354,350)                   4.78
                                                                                  -------------
      Balance at December 31, 1999                                                    1,105,300                    4.82
          Granted                                                                     1,117,450                   13.21
          Exercised                                                                    (336,547)                   4.97
          Canceled/expired                                                             (109,223)                   6.25
                                                                                  -------------
      Balance at December 31, 2000                                                    1,776,980                    8.66
          Granted                                                                     1,082,000                   10.99
          Exercised                                                                     (99,720)                   4.82
          Canceled/expired                                                             (392,430)                  11.30
                                                                                  -------------
      Balance at December 31, 2001                                                    2,366,830             $     10.55
                                                                                  =============

      The following table summarizes information about options outstanding at December 31, 2001:

                                            Options outstanding                            Options exercisable
                             ---------------------------------------------------       ----------------------------
                                                    Weighted-
                                                    average            Weighted-                        Weighted-
                                                    remaining           average                          average
      Range of exercise         Number of          contractual          exercise        Number of        exercise
            prices                shares              life               price           shares           price
            ------                ------              ----               -----           ------           -----
      $   3.44 -  5.00             360,730               3.6           $    4.20          229,740       $   4.37
      $   5.25 -  8.31             687,000               7.4                7.65          225,390           7.44
      $   8.34 - 11.70             627,850               9.1               11.02            4,700          10.21
      $  12.00 - 16.88             479,250               8.6               13.07           87,950          12.97
      $  17.25 - 24.00             212,000               8.5               23.62           42,400          23.62
                              ------------                                             ----------
                                 2,366,830               7.6               10.55          590,180           8.26
                              ============                                             ==========

(9)   DEFINED CONTRIBUTION PLAN

      The Company sponsors a defined contribution 401(k) and profit sharing plan that covers all eligible employees. Since October 1, 1999, the Company matched 50% of each participant's contribution, up to 6% of that participant's contribution. From April 1, 1998 to October 1, 1999, the Company matched 35%, and prior to April 1, 1998, the Company matched 25%. The Company may also make profit sharing contributions at the discretion of the Board of Directors. For 2001, 2000 and 1999, the profit sharing contribution was $0, $400,000 and $250,000, respectively, and the total expense related to the plan was $458,082, $762,745 and $475,373, respectively.

(10)  INCOME TAXES

      Income tax expense (benefit) consists of:

                                           Current           Deferred           Total
                                           -------           --------           -----
      Year ended December 31, 2001:
          Federal                        $   568,000       $   (29,000)      $  539,000
          State and local                    220,000            (4,000)         216,000
                                         -----------       -----------       ----------
                                         $   788,000       $   (33,000)      $  755,000
                                         ===========       ===========       ==========
      Year ended December 31, 2000:
          Federal                        $ 5,440,000       $(1,273,000)      $4,167,000
          State and local                    776,000          (169,000)         607,000
                                         -----------       -----------       ----------
                                         $ 6,216,000       $(1,442,000)      $4,774,000
                                         ===========       ===========       ==========
      Year ended December 31, 1999:
          Federal                        $ 2,663,000       $    74,000       $2,737,000
          State and local                    338,000             6,000          344,000
                                         -----------       -----------       ----------
                                         $ 3,001,000       $    80,000       $3,081,000
                                         ===========       ===========       ==========

      A reconciliation of income tax expense at the expected federal statutory rate (34%) to income tax expense at the Company's effective rates for continuing operations is as follows:

                                                                       2001              2000              1999
                                                                       ----              ----              ----
      Computed tax at the expected federal statutory rate          $ 1,018,000       $ 5,072,000       $ 3,429,000
      State and local income taxes, net of federal income tax
         effect                                                        141,000           350,000           223,000
      Change in state rate applied to deferred tax assets                   --           (51,000)               --
      Meals and entertainment expenses                                  88,000           110,000            37,000
      Research and experimentation credit                             (420,000)         (661,000)         (585,000)
      Tax-exempt interest income                                       (85,000)          (68,000)          (33,000)
      Other                                                             13,000            22,000            10,000
                                                                   -----------       -----------       -----------
                                                                   $   755,000       $ 4,774,000       $ 3,081,000
                                                                   ===========       ===========       ===========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                                         2001              2000
                                                                                         ----              ----
      Deferred tax assets:
          Warranty reserve                                                            $  315,000        $  502,000
          Accounts receivable allowance                                                  183,000           266,000
          Inventory, principally due to obsolescence reserve and additional costs
              inventoried for tax purposes                                               864,000           255,000
          Deferred revenue                                                             1,343,000         1,517,000
          Other                                                                           44,000           168,000
                                                                                      ----------        ----------
                                                                                      $2,749,000        $2,708,000
                                                                                      ==========        ==========
      Deferred tax liabilities:
          Unrealized loss on investments and amortization of
              intangible assets                                                       $   38,000        $       --
                                                                                      ==========        ==========

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the utilization of loss carrybacks or the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences and, therefore, no valuation allowance has been provided.

(11)  LEASE COMMITMENTS

      The Company is obligated for office space in Colorado, Georgia, Illinois, North Carolina, Texas, California and Mexico under various operating leases, which expire over the next two years. The Company's North Carolina property is sublet through the term of the lease, expiring in February

      2002. Additionally, the Company is obligated under various operating leases for office equipment, with expiration dates varying over the next two years.

      Future minimum lease payments and related sublease receipts under the operating leases as of December 31, 2001 are:

                                                     Lease          Sublease
      Year ending December 31:                      payments        receipts
                                                    --------        --------
             2002                                   $296,929        $(6,696)
             2003                                     37,091             --
                                                    --------        -------
      Total minimum lease payments                  $334,020        $(6,696)
                                                    ========        =======

      Total rent expense, net of related sublease rental income, in 2001, 2000 and 1999 was $3,856, $156,746 and $92,222, respectively. Costs associated with the Company's North Carolina lease were accrued in 1998 as a component of a one-time non-recurring charge. Accordingly, such costs have been excluded from rent expense.

(12)  EQUITY

      On September 14, 2001, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,500,000 shares of common stock over the next twelve months. As of December 31, 2001, 445,300 shares have been repurchased under this program at an average price of $6.80 per share.

      At the Annual Meeting of Stockholders held on April 26, 2001, the Amended and Restated Certificate of Incorporation was approved and adopted which increased the number of authorized shares of the Company's common stock, $.01 par value, from 30,000,000 to 55,000,000 shares and which authorized the issuance of 5,000,000 shares of preferred stock, $.01 par value.

      On July 13, 2000, the Company appointed Robert L. Smialek as President and Chief Executive Officer. As part of his Employment Agreement ("Agreement"), the Company sold 100,000 unregistered shares of its common stock at $12 per share, the closing market price on the date of the Agreement. Mr. Smialek paid for the stock with $600,000 of cash, and a $600,000 five year note, bearing interest at 6.62%, payable in five equal annual installments of principal and interest commencing July 13, 2001. The note receivable is reflected in the stockholders' equity section of the accompanying consolidated balance sheets.

(13)  RESTRUCTURING CHARGE

      On June 18, 2001, the Company announced a reduction in workforce of approximately 15 percent, or approximately 40 employees, throughout all departments. The Company recorded a workforce reduction charge of approximately $292,000 relating primarily to severance and fringe benefits which is separately stated on the consolidated statements of earnings. As of December 31, 2001, the Company had paid out all such costs.

(14)  SUBSEQUENT EVENT

      On February 5, 2002, the Company announced a reduction in workforce of approximately 16 percent, or approximately 50 employees, throughout all departments. As a result, the Company expects to record a workforce reduction charge of approximately $650,000 in the first quarter of 2002, relating primarily to severance and other fringe benefits. The Company expects to pay out such costs through the remainder of 2002.

(15)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      A summary of quarterly financial information follows (in thousands, except per share amounts):

      2001                                                 Q1             Q2            Q3             Q4
                                                      -----------    ------------   -----------   -----------
      Net sales                                       $    25,639    $     16,991   $    19,635   $    10,754
      Gross profit                                         11,628           8,358        10,510         3,271
      Income (loss) before income taxes                     3,397             617         2,686        (3,707)
      Net income (loss)                                     2,242             408         1,772        (2,184)
      Basic net income (loss) per share                      0.14            0.03          0.11         (0.14)
      Diluted net income (loss) per share                    0.14            0.03          0.11         (0.14)

      2000                                                 Q1             Q2            Q3             Q4
                                                      -----------    ------------   -----------   -----------
      Net sales                                       $    14,363    $     18,284   $    31,160   $    52,296
      Gross profit                                          7,536           9,578        11,047        12,064
      Income before income taxes                            2,283           3,364         4,117         5,154
      Net income                                            1,552           2,288         2,799         3,506
      Basic net income per share                             0.10            0.15          0.18          0.22
      Diluted net income per share                           0.10            0.15          0.17          0.22