Form 10-Q
period 2002-03-31
APPLIED INNOVATION INC
filed 2002-05-13
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of May 3, 2002 there were 15,133,749 shares of common stock outstanding.

                            APPLIED INNOVATION INC.

                                Table of Contents

                                                                          Page
                                                                          ----
Facing Page                                                                 1

Table of  Contents                                                          2

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 (unaudited)
             and December 31, 2001                                          3

         Consolidated Statements of Operations for the three months
             ended March 31, 2002 and 2001 (unaudited)                      4

         Consolidated Statements of Cash Flows for the three months
             ended March 31, 2002 and 2001 (unaudited)                      5

         Notes to Consolidated Financial Statements (unaudited)           6 - 8

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                8 - 12

Item 3. Quantitative and Qualitative Disclosure About Market Risk          12

Part II. Other Information

Items 1 - 5                                                                12

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - None                                               12

         (b) Reports on Form 8-K - None                                    12

Signatures                                                                 13

                            APPLIED INNOVATION INC.
                          Consolidated Balance Sheets

                                                                                    (Unaudited)
Assets                                                                             March 31, 2002        December 31, 2001
------                                                                             --------------        -----------------
Current assets:
    Cash and cash equivalents                                                       $  9,879,905           $ 15,698,594
    Short term investments                                                             8,155,609              6,067,770
    Accounts receivable, net                                                           8,440,744              7,697,003
    Inventory, net                                                                     6,874,851              7,322,316
    Income taxes                                                                       1,068,711                903,269
    Other current assets                                                                 645,305                630,593
    Deferred income taxes                                                              2,705,000              2,678,000
                                                                                    ------------           ------------
          Total current assets                                                        37,770,125             40,997,545


Property, plant and equipment, net                                                     8,703,293              8,823,355
Investments                                                                            4,164,389              6,849,766
Intangible assets, net                                                                   498,750                551,250
Goodwill                                                                               3,424,001              3,423,201
Other assets                                                                             190,309                202,687
                                                                                    ------------           ------------
                                                                                    $ 54,750,867           $ 60,847,804
                                                                                    ============           ============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                                $  2,548,797           $  2,992,537
    Accrued expenses:
    Warranty                                                                             670,218                819,166
    Payroll and related expenses                                                         839,336              1,512,229
    Other accrued expenses                                                               752,394                494,763
    Deferred revenue                                                                   3,222,943              3,375,197
                                                                                    ------------           ------------
          Total current liabilities                                                    8,033,688              9,193,892

Note payable                                                                             750,000                750,000
                                                                                    ------------           ------------
          Total liabilities                                                            8,783,688              9,943,892

Stockholders' equity:
    Preferred stock; $.01 par value; authorized 5,000,000 shares;
       none issued and outstanding                                                            --                     --
    Common stock; $.01 par value; authorized 55,000,000 shares; issued and
       outstanding 15,140,749 shares in 2002 and 15,512,899 shares in 2001               151,407                155,129
    Additional paid-in capital                                                         6,643,783              8,659,450
    Note receivable for common stock                                                    (494,871)              (494,871)
    Retained earnings                                                                 39,661,474             42,535,717
    Accumulated other comprehensive gain, net                                              5,386                 48,487
                                                                                    ------------           ------------

          Total stockholders' equity                                                  45,967,179             50,903,912
                                                                                    ------------           ------------

                                                                                    $ 54,750,867           $ 60,847,804
                                                                                    ============           ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Operations (Unaudited)



                                                          Three Months Ended March 31,
                                                          2002                   2001
                                                      ------------           ------------
Sales:
    Products and integration                          $  7,801,455           $ 22,093,898
    Services                                             1,681,189              3,544,818
                                                      ------------           ------------
    Total sales                                          9,482,644             25,638,716

Cost of sales:
    Cost of sales - products and integration             4,284,125             12,235,798
    Cost of sales - services                             1,140,037              1,775,165
                                                      ------------           ------------
    Total cost of sales                                  5,424,162             14,010,963

    Gross profit                                         4,058,482             11,627,753

Operating expenses:
    Selling, general and administrative                  5,283,089              6,058,302
    Research and development                             2,442,414              2,621,323
    Restructuring charges                                  633,922                   --
                                                      ------------           ------------

    (Loss) income from operations                       (4,300,943)             2,948,128

Interest income and other income, net                      194,700                448,868
                                                      ------------           ------------

    (Loss) income before income taxes                   (4,106,243)             3,396,996

Income taxes                                            (1,232,000)             1,155,300
                                                      ------------           ------------

    Net (loss) income                                 $ (2,874,243)          $  2,241,696
                                                      ============           ============

(Loss) earnings per share:
    Basic (loss) earnings per share                   $      (0.19)          $       0.14
                                                      ============           ============
    Diluted (loss) earnings per share                 $      (0.19)          $       0.14
                                                      ============           ============

Weighted-average shares outstanding
    for basic (loss) earnings per share                 15,394,584             15,880,249
                                                      ============           ============

Weighted-average shares outstanding
    for diluted (loss) earnings per share               15,394,584             16,213,548
                                                      ============           ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Cash Flows (Unaudited)


                                                                        Three Months Ended March 31,
                                                                         2002                   2001
                                                                     ------------           ------------
Cash flows from operating activities:
    Net (loss) income                                                $ (2,874,243)          $  2,241,694
    Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
      Depreciation                                                        466,303                387,939
      Amortization of intangible assets                                    52,500                   --
      Provision for doubtful accounts                                      30,000                 30,000
      Gain on disposal of assets                                           (1,060)                (4,651)
      Deferred income tax expense                                            --                  200,000
      Tax benefit of options exercised                                        340                  3,185
      Effects of changes in operating assets and liabilities:
        Accounts receivable                                              (773,741)             7,662,095
        Inventory                                                         447,465              4,088,986
        Income taxes                                                     (165,442)                  --
        Other current assets                                              (14,712)               145,491
        Other assets                                                       12,378                 (1,458)
        Accounts payable                                                 (443,740)           (15,316,894)
        Accrued expenses                                                 (565,010)            (2,078,460)
        Deferred revenue                                                 (152,254)              (626,999)
                                                                     ------------           ------------

    Net cash used in operating activities                              (3,981,216)            (3,269,072)
                                                                     ------------           ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                           (347,046)              (379,572)
    Purchases of investments                                           (2,565,718)            (7,993,836)
    Maturities of investments                                           2,848,302              5,840,239
    Sales of investments                                                  244,853              1,250,000
    Proceeds from sales of property, plant and equipment                    1,865                  4,651
                                                                     ------------           ------------
    Net cash provided by (used in) investing activities                   182,256             (1,278,518)
                                                                     ------------           ------------

Cash flows from financing activities:
    Common stock repurchased                                           (2,027,042)                  --
    Proceeds from issuance of common stock                                  7,313                641,154
                                                                     ------------           ------------
    Net cash (used in) provided by financing activities                (2,019,729)               641,154
                                                                     ------------           ------------

Decrease in cash and cash equivalents                                  (5,818,689)            (3,906,436)
Cash and cash equivalents - beginning of period                        15,698,594             14,020,080
                                                                     ------------           ------------

Cash and cash equivalents - end of period                            $  9,879,905           $ 10,113,644
                                                                     ============           ============


See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. Basis of presentation - The consolidated balance sheet as of March 31, 2002, and the consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles in the United States of America, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the full year.

2. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at March 31, 2002 and December 31, 2001 are summarized below:

                                            March 31, 2002      December 31, 2001
                                            --------------      -----------------
           Raw materials                     $ 6,459,671           $ 7,104,242
           Work-in-process                       481,745               181,552
           Finished goods                      1,870,298             1,806,808
                                             -----------           -----------
                                               8,811,714             9,092,602
           Reserve for obsolescence           (1,936,863)           (1,770,286)
                                             -----------           -----------
                                             $ 6,874,851           $ 7,322,316
                                             ===========           ===========

During the three months ended March 31, 2002, the Company recorded inventory charges of $463,000 to cover potential excess inventory and market price changes for certain optical and other components in inventory. These amounts were charged to cost of goods sold.

3. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

4. Comprehensive (loss) income - Comprehensive loss for the three months ended March 31, 2002 was $2,917,344 versus comprehensive income of $2,130,517 for the three months ended March 31, 2001. The sole adjustment necessary to reconcile net (loss) income with comprehensive (loss) income is for the net unrealized losses, net of taxes, on available-for-sale securities, which was $43,101 for the three months ended March 31, 2002 and $111,177 for the three months ended March 31, 2001.

5. Earnings per share - Basic (loss) earnings per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. No common equivalent shares have been included in the calculation of diluted loss per share for the quarter ended March 31, 2002 because their effect would have been anti-dilutive.

Shares of common stock used in calculating (loss) earnings per share differed from outstanding shares reported in the consolidated financial statements as follows:

                                          Three months ended                        Three months ended
                                            March 31, 2002                            March 31, 2001
                                            ---------------                            --------------
                                      Basic loss           Diluted loss       Basic earnings        Diluted earnings
                                       per share            per share           per share              per share
                                      ----------           ------------       --------------        ----------------
Outstanding shares                    15,140,749           15,140,749           15,901,179            15,901,179
Effect of weighting changes
     in outstanding shares               253,835              253,835              (20,930)              (20,930)
Stock options                               --                   --                   --                 333,299
                                     -----------          -----------          -----------           -----------
     Adjusted shares                  15,394,584           15,394,584           15,880,249            16,213,548
                                     ===========          ===========          ===========           ===========


6. Equity - On September 14, 2001, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,500,000 shares of common stock over the next twelve months. During the three months ended March 31, 2002, 373,850 shares were repurchased under this program with a total purchase price of $2,027,042. Since the inception of the repurchase program, 819,150 shares have been repurchased with a total purchase price of $5,055,169.

7. Restructuring costs - On February 5, 2002, the Company announced a reduction in workforce of approximately 16 percent, or approximately 50 employees, throughout all departments. The Company recorded a workforce reduction charge of approximately $634,000 relating primarily to severance and fringe benefits which is separately stated on the consolidated statements of operations. The Company has paid out approximately $301,000 of such costs as of March 31, 2002 and expects to pay out the remainder by December 31, 2002.

8. Goodwill and intangible assets - Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. It also requires that the Company complete a transitional goodwill impairment test within six months from the date of adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption. Any impairment losses that arise due to the initial adoption of the standard must be reported as a cumulative effect of a change in accounting principle.

The Company had no previously recorded goodwill or other intangible assets accounted for under standards other than SFAS No. 142. The Company has not yet completed the transitional goodwill impairment test required by SFAS No. 142, but does not expect a material impact when the test is completed in the second quarter of 2002. Therefore, the Company does not expect adoption of SFAS No. 142 to have a material effect on the Company's consolidated financial statements.

9. Subsequent event - At the annual meeting of stockholders held on April 25, 2002, the Applied Innovation Inc. Employee Stock Purchase Plan ("the Plan") was approved and adopted which authorizes the sale of up to 500,000 shares of Applied Innovation Inc. common stock to eligible employees, pursuant to the terms and conditions outlined in the Plan.



                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

Applied Innovation Inc. develops, manufactures, and markets network mediation and bridging products and related services to the telecommunications industry. The products and services support the operation, maintenance, administration and provisioning of a variety of switching and transmission devices used by wireline and wireless telecommunications providers to assist in the management of their customer service networks. The Company's primary emphasis is on providing integrated hardware, software, service and turnkey network management solutions. The Company's largest customers are the four Regional Bell Operating Companies ("RBOCs"), other large domestic and foreign phone companies and certain Competitive Local Exchange Carriers ("CLECs").

The telecommunications industry continues to endure a prolonged slowdown, characterized by significant reductions in planned capital spending and workforce reductions. These unstable and unpredictable industry conditions over the last 12 to 24 months continue to impact the Company through reduced product orders, even by our largest and most financially secure RBOC customers. In response to the continued uncertainty regarding our customers' near-term spending plans and the effect on near-term sales, the Company took further action in February 2002 to reduce headcount across all departments by approximately 50 personnel, or 16%, and curtailed certain of its planned discretionary spending. The Company believes that the cost savings associated with these staffing reductions, as well as the other cost-saving measures enacted, will more closely align the Company's operating expenses with near-term sales prospects. Future operating expenses are expected to be reduced by approximately $4,500,000 annually as a result of these actions.

While our long-term belief is that the large domestic service providers will eventually resume spending on network equipment and our product sales will increase, we are currently still unable to provide revenue estimates or other guidance for the remainder of 2002. Near the end of the quarter ended March 31, 2002, we began to see an increase in order activity and view that as a positive sign of an eventual recovery. As a result of our expanded international sales efforts in 2001, including establishing sales distributors and customer quotations and product trials, we are seeing an increase in international orders in 2002. In addition to international opportunities, we remain optimistic regarding opportunities in the wireless market, both domestically and internationally, and we continue to expect growth in 2002 services sales.

Sales for the first quarter of 2002 totaled $9,483,000 compared to $25,639,000 for the comparable quarter last year, a decrease of 63%. The prior year's sales included $5,830,000 of integration revenue which the Company identified as non-recurring in nature. Excluding the impact of the non-recurring integration revenue, quarterly sales decreased $10,326,000, or 52%. One international customer accounted for approximately $2,932,000, or 31%, of first quarter 2002 sales. The overall reduction in sales reflects the overall spending cutbacks occurring throughout the telecommunications industry.

Gross profit as a percentage of total sales was 43% for the first quarter of 2002, versus 45% for the first quarter of 2001. The decrease in gross profit as a percentage of total sales was primarily attributable to the overall decrease in demand for both products and services. Lower demand resulted in lower product margins due to certain fixed manufacturing costs and lower services margins due to decreased utilization of services personnel. Also, the Company took additional inventory charges in the first quarter of 2002 relating to its optical and other component inventory, as further discussed below.

The following table summarizes revenues and gross profit for products, integration and services:

                       For the Quarter Ended March 31, 2002                    For the Quarter Ended March 31, 2001
                       ------------------------------------                    ------------------------------------
                  Products   Integration   Services      Total         Products    Integration    Services        Total
                  --------   -----------   --------      -----         --------    -----------    --------        -----
Sales            $7,802,000    $     -    $1,681,000   $9,483,000    $16,264,000    $5,830,000   $ 3,545,000   $25,639,000
Gross Profit      3,517,000          -       541,000    4,058,000      8,992,000       866,000     1,770,000    11,628,000
Gross Profit %          45%          -           32%          43%            55%           15%           50%           45%

Product sales of $7,802,000 were 82% of total sales in the first quarter of 2002, versus product sales of $16,264,000, or 63% of total sales in the first quarter of 2001. This represented a 52% decrease in product sales from the year 2001. The decrease in product sales is attributable to the reduced capital spending in the telecommunications industry. Product sales include revenues from the sale of AIswitch, AIscout and other products, as well as software licensing revenues.

Gross profit on product sales was 45% of total product sales for the first quarter of 2002, compared with 55% of total product sales for the same period last year. Two factors contributed to the decrease in gross profit as a percentage of total product sales. First, significantly lower sales volumes resulted in lower margins due to fixed manufacturing costs. Second, additional inventory charges taken in the first quarter of 2002 negatively impacted product gross profits. Because investment by the major carriers in new optical network capacity continues to show little signs of increasing while demand for optical and other components remains stagnant, the Company took additional inventory charges totaling $463,000 ($0.02 per share, net of tax) in the first quarter of 2002. These amounts were charged to cost of goods sold. Net of related reserves, the Company has $370,000 of components to support its LuxConnect optical transmission product and $479,000 of laser components for its core products remaining in inventory as of March 31, 2002. The Company will continue to monitor market conditions and market prices and establish additional reserves as necessary based on product demand and price fluctuations.

There were no integration sales during the first quarter of 2002, compared to $5,830,000, or 23% of total sales in the first quarter of 2001. The integration sales, consisting of turn-key integrated systems and including a significant amount of third-party products integrated with the Company's products, were attributable to the sale of an integrated solution to one large customer and were identified as non-recurring at the time of sale.

Services sales were $1,681,000, or 18% of total first quarter sales in 2002, compared to $3,545,000, or 14% of total first quarter sales in 2001. The 53% decrease in services sales during the first quarter of 2002 as compared to the first quarter of last year is consistent with the decrease in product sales between years and the overall reduced spending in the industry. Services sales consists of network planning and design, installation, project management, engineering services, training and maintenance.

Gross profit on services sales was 32% during the first quarter of 2002, compared with 50% for the same period last year. The decrease in gross profit on services sales was primarily attributable to decreased utilization of services personnel during the first quarter of 2002 due to overall lower demand.

Because of the Company's concentration of sales to the RBOCs, long distance phone companies, and one foreign service provider, a small number of customers have represented substantial portions of total sales. For the first three months of 2002, sales to four companies comprised 82% of total sales. Each of the four customers contributed between 13% and 31% of total sales.

Selling, general and administrative ("SG&A") expenses decreased to $5,283,000 in the first quarter of 2002, from $6,058,000 in the first quarter of 2001. As a percentage of total quarterly sales, this represents 56% in 2002 and 24% in 2001. The decrease of $775,000 between the two quarters is largely attributable to lower compensation-related expenses. Commissions are lower due to lower sales volumes and total payroll expenses have declined based on decreased headcount. The Company anticipates SG&A expenses for the remainder of 2002 will continue to be less than prior year amounts due to decreased staffing and other cost-saving measures.

Research and development ("R&D") expenses decreased to $2,442,000 for the first quarter of 2002, versus $2,621,000 for the same period in 2001. Primarily due to the decrease in total sales in 2002, R&D increased as a percentage of total sales to 26% for the first quarter of 2002, from 10% for the same period in 2001. The Company expects to continue to invest in product enhancements and new product development to support changing customer and industry needs, as well as to position itself to capitalize on opportunities in the international and wireless markets. However, the Company expects R&D expenditures for the remaining quarters in 2002 to be slightly lower than the first quarter.

The Company recorded a non-recurring charge to operating expenses of $634,000 in the first quarter of 2002 related to the 16% workforce reduction in February. The charge is separately stated on the consolidated statements of operations and consists primarily of estimated severance and fringe benefit costs associated with the terminated employees. The Company has paid out approximately $301,000 of such costs as of March 31, 2002 and expects to pay out the remainder by December 31, 2002.

As a result of the above factors, the Company recorded a loss from operations of $4,301,000 in the first quarter of 2002, versus income from operations of $2,948,000 during the same period last year. The first quarter loss from operations in 2002 represented 45% of total sales versus income from operations of 11% of total sales during the first quarter of 2001.

The Company's effective income tax rate was 30% for the current quarter versus an effective rate of 34% for the same period in 2001. The decrease in the effective tax rate is due primarily to the estimated full-year impact of research and experimentation credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $22,200,000 of cash and cash equivalents and short- and long-term investments at March 31, 2002, a decrease of $6,416,000 from the total December 31, 2001 balance of $28,616,000. During the first quarter of 2002, operating activities used $3,981,000 of cash, primarily resulting from the net loss for the quarter and changes in operating assets and liabilities. During the same period, the Company used $2,027,000 to repurchase common stock and $347,000 to purchase equipment to support operations.

Net working capital was $29,736,000 at March 31, 2002, compared to $31,804,000 at December 31, 2001. At March 31, 2002, the current ratio was 4.7:1 and the Company's only debt outstanding was a $750,000 note payable issued in conjunction with an acquisition which occurred in 2001. The note payable bears interest at the annual rate of 8%, with interest payments due semi-annually and principal due at maturity in August 2004.

The Company believes that its existing cash, cash equivalents, investments, and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the end of 2002. However, the Company may seek to fund additional working capital requirements through a line of credit, other debt, issuance of additional equity or sale of land if working capital needs significantly increase due to circumstances such as sustained weakness in the telecommunications industry which results in decreased demand for the Company's products and services and operating losses; faster than expected growth which results in increased accounts receivable and inventory; additional investment or acquisition activity; significant stock repurchase activity; or significant research and development efforts.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include any statements regarding cost-saving measures (paragraph
2), sales growth in the year 2002 (paragraph 3), future gross profit margins (paragraph 8), future SG&A expenditures (paragraph 13), future R&D expenditures (paragraph 14), non-recurring workforce reduction charges (paragraph 15), and sufficiency of capital resources (paragraph 20). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company's product and services, the impact of competitive products and services, general and economic business conditions, the Company's ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk -

The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks. Furthermore, the Company has not entered into any derivative contracts. Related to an acquisition in 2001, the Company has a $750,000 note payable, bearing interest at a fixed rate of 8% annually and due in August 2004.

Part II.  Other Information

Items 1 - 5.      Inapplicable

Item 6.  (a)      Exhibits - None

         (b)      Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    APPLIED INNOVATION INC.
                                    -----------------------
                                    (Registrant)



May 13, 2002                        /s/ Robert L. Smialek
------------                        ---------------------------
Date                                Robert L. Smialek
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



May 13, 2002                        /s/ Michael P. Keegan
------------                        --------------------------
Date                                Michael P. Keegan
                                    Vice President, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)