Form 10-Q
period 2002-06-30
APPLIED INNOVATION INC
filed 2002-08-14
CIK 798399

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

As of August 9, 2002 there were 14,950,749 shares of common stock outstanding.

                             APPLIED INNOVATION INC.

                                Table of Contents


                                                                                      Page

                                                                                      ----
Facing Page                                                                              1

Table of Contents                                                                        2

Part I. Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 2002 (unaudited)
            and December 31, 2001                                                        3

        Consolidated Statements of Operations for the three- and six-month
            periods ended June 30, 2002 and 2001 (unaudited)                             4

        Consolidated Statements of Cash Flows for the six-month
            periods ended June 30, 2002 and 2001 (unaudited)                             5

        Notes to Consolidated Financial Statements (unaudited)                       6 - 9

Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                           9 - 14

Item 3. Quantitative and Qualitative Disclosure About Market Risk                       15

Part II. Other Information

Items 1 - 5                                                                             15

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                                   15

         (b) Reports on Form 8-K - None                                                 15

Signatures                                                                              16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                        APPLIED INNOVATION INC.
                                      Consolidated Balance Sheets


                                                                               (Unaudited)
Assets                                                                        June 30, 2002    December 31, 2001
                                                                              -------------    -----------------
Current assets:
   Cash and cash equivalents                                                   $ 16,279,940       $ 15,698,594
   Short term investments                                                         7,807,264          6,067,770
   Accounts receivable                                                            7,573,686          7,697,003
   Inventory, net                                                                 4,446,848          7,322,316
   Income taxes                                                                   1,464,710            903,269
   Other current assets                                                             496,544            630,593
   Deferred income taxes                                                          2,306,500          2,678,000
                                                                               ------------       ------------
         Total current assets                                                    40,375,492         40,997,545

Property, plant and equipment, net                                                8,408,231          8,823,355
Investments                                                                       1,908,166          6,849,766
Intangible assets                                                                   446,250            551,250
Goodwill                                                                          3,455,801          3,423,201
Other assets                                                                        177,502            202,687
                                                                               ------------       ------------

                                                                               $ 54,771,442       $ 60,847,804
                                                                               ============       ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                            $  2,389,736       $  3,107,412
   Accrued expenses:
     Warranty                                                                       765,791            819,166
     Payroll and related expenses                                                 1,310,868          1,512,229
     Other accrued expenses                                                         391,248            379,888
   Deferred revenue                                                               3,906,837          3,375,197
                                                                               ------------       ------------
         Total current liabilities                                                8,764,480          9,193,892

Note payable                                                                        750,000            750,000
                                                                               ------------       ------------
         Total liabilities                                                        9,514,480          9,943,892

Stockholders' equity:
   Preferred stock; $.01 par value; authorized 5,000,000 shares;
     none issued and outstanding                                                         --                 --
   Common stock; $.01 par value; authorized 55,000,000 shares; issued and
     outstanding 14,954,549 shares in 2002 and 15,512,899 shares in 2001            149,545            155,129
   Additional paid-in capital                                                     5,857,192          8,659,450
   Note receivable for common stock                                                (494,871)          (494,871)
   Retained earnings                                                             39,742,690         42,535,717
   Accumulated other comprehensive income                                             2,406             48,487
                                                                               ------------       ------------

         Total stockholders' equity                                              45,256,962         50,903,912
                                                                               ------------       ------------

                                                                               $ 54,771,442       $ 60,847,804
                                                                               ============       ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Operations (Unaudited)


                                                    Three Months Ended June 30,           Six Months Ended June 30,
                                                      2002               2001             2002              2001
                                                  ------------       -----------      ------------       -----------
Sales:
    Products and integration                      $ 14,412,735       $12,617,482      $ 22,214,190       $34,711,380
    Services                                         2,038,129         4,373,131         3,719,318         7,917,949
                                                  ------------       -----------      ------------       -----------
       Total sales                                  16,450,864        16,990,613        25,933,508        42,629,329

Cost of sales:
    Cost of sales - products and integration         7,940,353         5,822,281        12,224,478        18,058,079
    Cost of sales - services                         1,561,062         2,810,755         2,701,099         4,585,920
                                                  ------------       -----------      ------------       -----------
       Total cost of sales                           9,501,415         8,633,036        14,925,577        22,643,999

       Gross profit                                  6,949,449         8,357,577        11,007,931        19,985,330

Operating expenses:
    Selling, general and administrative              5,375,969         5,490,025        10,659,058        11,548,326
    Research and development                         1,849,601         2,295,135         4,292,015         4,916,458
    Restructuring charges                             (226,192)          292,330           407,730           292,330
                                                  ------------       -----------      ------------       -----------

       (Loss) income from operations                   (49,929)          280,087        (4,350,872)        3,228,216

Interest income and other income, net                  166,145           337,213           360,845           786,079
                                                  ------------       -----------      ------------       -----------

       (Loss) income before income taxes               116,216           617,300        (3,990,027)        4,014,295

Income taxes                                            35,000           209,600        (1,197,000)        1,364,900
                                                  ------------       -----------      ------------       -----------

       Net (loss) income                          $     81,216       $   407,700      $ (2,793,027)      $ 2,649,395
                                                  ============       ===========      ============       ===========

(Loss) earnings per share:
    Basic (loss) earnings per share               $       0.01       $      0.03      $      (0.18)      $      0.17
                                                  ============       ===========      ============       ===========
    Diluted (loss) earnings per share             $       0.01       $      0.03      $      (0.18)      $      0.16
                                                  ============       ===========      ============       ===========

Weighted-average shares outstanding
    for basic (loss) earnings per share             15,070,116        15,905,784        15,232,485        15,893,017
                                                  ============       ===========      ============       ===========

Weighted-average shares outstanding
    for diluted (loss) earnings per share           15,091,715        16,275,516        15,232,485        16,244,532
                                                  ============       ===========      ============       ===========

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Cash Flows (Unaudited)


                                                                       Six Months Ended June 30,
                                                                        2002               2001
                                                                    ------------       ------------
Cash flows from operating activities:
    Net (loss) income                                               $ (2,793,027)      $  2,649,395
    Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
       Depreciation                                                      907,055            807,760
       Amortization of intangible assets                                 105,000                 --
       Loss (gain) on disposal of assets                                  48,773             (1,559)
       Deferred income tax expense                                       400,000            400,000
       Tax benefit of options exercised                                      340             32,830
       Effects of changes in operating assets and liabilities:
          Accounts receivable                                            123,317         15,389,787
          Inventory                                                    2,875,468          3,844,464
          Income taxes                                                  (561,441)                --
          Other current assets                                           134,049           (182,799)
          Other assets                                                    25,185             19,638
          Accounts payable                                              (717,676)       (15,306,210)
          Accrued expenses                                              (275,976)        (3,430,505)
          Deferred revenue                                               531,640           (882,406)
                                                                    ------------       ------------
       Net cash provided by operating activities                         802,707          3,340,395
                                                                    ------------       ------------

Cash flows from investing activities:

    Purchases of property, plant and equipment                          (545,695)          (937,074)
    Purchases of investments                                          (2,565,718)       (14,522,516)
    Maturities of investments                                          4,936,710         10,371,315
    Sales of investments                                                 756,533          3,146,459
    Proceeds from sales of property, plant and equipment                   4,991              6,531
                                                                    ------------       ------------
        Net cash provided by (used in) investing activities            2,586,821         (1,935,285)
                                                                    ------------       ------------

Cash flows from financing activities:

    Common stock repurchased                                          (2,816,526)                --
    Proceeds from issuance of common stock                                 8,344            699,461
                                                                    ------------       ------------
        Net cash (used in) provided by financing activities           (2,808,182)           699,461
                                                                    ------------       ------------

Increase in cash and cash equivalents                                    581,346          2,104,571
Cash and cash equivalents - beginning of period                       15,698,594         14,020,080
                                                                    ------------       ------------

Cash and cash equivalents - end of period                           $ 16,279,940       $ 16,124,651
                                                                    ============       ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1. Basis of presentation - The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three- and six-month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results for the full year.

Certain prior year amounts have been reclassified to conform with current year presentation.

2. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 2002 and December 31, 2001 are summarized below:


                                  June 30, 2002       December 31, 2001
                                  -------------       -----------------
      Raw materials                 $ 3,454,419          $ 7,104,242
      Work-in-process                   637,104              181,552
      Finished goods                  1,179,877            1,806,808
                                    -----------          -----------
                                      5,271,400            9,092,602
      Reserve for obsolescence         (824,552)          (1,770,286)
                                    -----------          -----------
                                    $ 4,446,848          $ 7,322,316
                                    ===========          ===========

During the three- and six-month periods ended June 30, 2002, the Company recorded inventory charges of $1,398,000 and $1,862,000, respectively. These amounts were charged to cost of goods sold to write down fiber optic components, lasers and other inventory.

3. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

4. Comprehensive income - Comprehensive income (loss) for the three- and six-month periods ended June 30, 2002 was $78,236 and ($2,839,108), respectively. The sole adjustment necessary to reconcile net income (loss) with comprehensive income (loss) is for the net unrealized loss, net of taxes, on investment securities, which was $2,980 for the three months ended June 30, 2002 and $46,081 for the six months ended June 30, 2002. Comprehensive income for the three- and six-month periods ended June 30, 2001 was $508,446 and $2,638,964, respectively. The sole adjustment necessary to reconcile net income with comprehensive income is for the net unrealized gain (loss), net of taxes, on investment securities, which was $100,746 for the three months ended June 30, 2001 and ($10,431) for the six months ended June 30, 2001.

5. Earnings per share - Basic (loss) earnings per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company's net loss, no common equivalent shares were included in the calculation of diluted loss per share for the six months ended June 30, 2002 because their effect would have been anti-dilutive. For the six months ended June 30, 2002, the Company's weighted-average number of stock options which were in-the-money and, therefore, potentially dilutive, was 239,669. For that same period, the Company had 2,494,883 of weighted-average stock options which were out-of-the-money.

Shares of common stock used in calculating (loss) earnings per share differed from outstanding shares reported in the consolidated financial statements as follows:


                                      Three months ended                      Three months ended
                                         June 30, 2002                           June 30, 2001
                                         -------------                           -------------
                                Basic earnings    Diluted earnings      Basic earnings       Diluted earnings
                                  per share           per share            per share            per share
                                  ---------           ---------            ---------            ---------
Outstanding shares                14,954,549         14,954,549             15,910,989           15,910,989
Effect of weighting changes
     in outstanding shares           115,567            115,567                 (5,205)              (5,205)
Stock options                            --              21,599                     --              369,732
                                  ----------         ----------             ----------           ----------

     Adjusted shares              15,070,116         15,091,715             15,905,784           16,275,516
                                  ==========         ==========             ==========           ==========


                                       Six months ended                          Six months ended
                                         June 30, 2002                             June 30, 2001
                                        --------------                             -------------
                                  Basic loss        Diluted loss        Basic earnings       Diluted earnings
                                  per share           per share           per share              per share
                                  ---------           ---------           ---------              ---------
Outstanding shares                14,954,549         14,954,549             15,910,989          15,910,989
Effect of weighting changes
     in outstanding shares           277,936            277,936                (17,972)            (17,972)
Stock options                             --                 --                     --             351,515
                                  ----------         ----------             ----------          ----------

     Adjusted shares              15,232,485         15,232,485             15,893,017          16,244,532
                                  ==========         ==========             ==========          ==========

6. Goodwill and intangible assets - Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. It also requires that the Company complete a transitional goodwill impairment test within six months from the date of adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption. Any impairment losses that arise due to the initial adoption of the standard must be reported as a cumulative effect of a change in accounting principle.

The Company had no previously recorded goodwill or other intangible assets accounted for under standards other than SFAS No. 142. During the second quarter of 2002, the Company completed the transitional goodwill impairment test required by SFAS No. 142 and determined that no impairment charge was necessary.

7. Equity - On September 14, 2001, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase up to 1,500,000 shares of common stock over the next twelve months. During the three months ended June 30, 2002, the Company paid $789,484 to repurchase 186,500 shares under this program. During the six months ended June 30, 2002, the Company paid $2,816,526 to repurchase 560,350 shares under this program. Since the inception of the repurchase program, the Company has paid $5,844,653 to repurchase 1,005,650 shares.

8. Restructuring costs - On February 5, 2002, the Company announced a reduction in workforce of approximately 16%, or approximately 50 employees, throughout all departments. The Company recorded a workforce reduction charge of approximately $634,000 in the first quarter of 2002 relating primarily to severance and fringe benefits. The Company has paid out $375,000 of such costs as of June 30, 2002 and reversed $226,000 of accrued restructuring costs in the second quarter of 2002. Due to changing business conditions and a shift in the Company's market priorities, the Company did not fully enact the headcount reduction planned in the first quarter. Further, certain fringe benefit costs associated with the first quarter headcount reduction, as well as the duration of the severance period for certain severed employees, were less than originally estimated. As of June 30, 2002, the remaining accrued restructuring costs were $33,000. These costs are expected to be paid out prior to December 31, 2002.

9. Employee Stock Purchase Plan - At the April 25, 2002 Annual Meeting of Stockholders, the Applied Innovation Inc. Employee Stock Purchase Plan ("the Plan") was approved and adopted. The Plan authorizes the sale of up to 500,000 shares of Applied Innovation Inc. common stock to eligible employees, pursuant to the terms and conditions outlined in the Plan.

10. Subsequent events

On August 14, 2002, the Company announced a restructuring plan, including management changes and a reduction in workforce of approximately 40%, or approximately 100 employees, throughout all departments. Management changes include Gerard B. Moersdorf, Jr., Chairman and Founder, resuming his previous role as President and Chief Executive Officer. Robert L. Smialek will vacate those positions, which he held since July 2000, and will no longer serve on the Company's Board of Directors. As a result of the restructuring plan, the Company expects to record restructuring charges of approximately $2,000,000 to $2,400,000 during the third quarter of 2002, relating primarily to severance and other fringe benefits for affected employees, as well as charges related to excess equipment and leased offices. The Company expects to pay out the majority of such costs through the remainder of 2002.

On August 7, 2002, the Company entered into an agreement with The Huntington National Bank ("the Bank") for a credit facility. The term of the credit facility is 364 days and provides for a line of credit up to $10,000,000, with interest payable monthly and principal due at maturity. Borrowings on the line will be limited to $5,000,000 on real estate, plus 75% of eligible accounts receivable and 40% of eligible inventory, as defined in the agreement. Available borrowings will bear interest at the London Interbank Offered Rate ("LIBOR") plus 1.65%, or the Bank's Prime Commercial Rate less 1.00%, at the option of the Company. Borrowings will be collateralized by the Company's receivables, inventory, certain investments, equipment, real estate and general intangibles. The credit facility contains certain financial covenants, including, but not limited to, restrictions on the payment of dividends, minimum tangible net worth and a minimum liquidity ratio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Applied Innovation Inc. develops, manufactures, and markets network mediation and bridging products and related services to the telecommunications industry. The products and services support the operation, maintenance, administration and provisioning of a variety of switching and transmission devices used by wireline and wireless telecommunications providers to assist in the management of their customer service networks. The Company's primary emphasis is on providing integrated hardware, software, service and turnkey network management solutions. The Company's largest customers are the four Regional Bell Operating Companies ("RBOCs"), as well as other large domestic and foreign phone companies. In recent months, sales focus has increased significantly related to domestic Independent Operating Carriers ("IOCs"), also known as Independent Local Exchange Carriers ("ILECs"), which are operating companies in local and rural markets.

Our order flow and product and services sales continue to be negatively impacted by the telecommunications industry's prolonged slowdown. While we continue to manage through this downturn and still believe that our customers are among the stronger industry participants who will likely survive this current downturn, we remain unable to provide revenue estimates or other guidance for the remainder of 2002. The uptick in orders which we experienced in the first half of the second quarter in 2002 proved unsustainable as we experienced a drop off in orders in the second half of the quarter. For the second half of 2002, we expect continued weakness in our core market as RBOCs and other large domestic service providers continue to reduce spending. This will negatively affect domestic demand for our core products as well as installation services. We continue to view the international and wireless markets as areas of opportunity and will continue the efforts which we began in those areas in 2001. We have continued to establish international sales distributor relationships and have completed or are pursuing numerous field trials internationally.

On August 14, 2002, the Company announced a restructuring plan, including management changes and a reduction in workforce of approximately 40%, or approximately 100 employees, throughout all departments. Management changes include Gerard B. Moersdorf, Jr., Chairman and Founder, resuming his previous role as President and Chief Executive Officer. Robert L. Smialek will vacate those positions, which he held since July 2000, and will no longer serve on the Company's Board of Directors. As a result of the restructuring plan, the Company expects to record restructuring charges of approximately $2,000,000 to $2,400,000 during the third quarter of 2002, relating primarily to severance and other fringe benefits for affected employees, as well as charges related to excess equipment and leased offices. The Company expects to pay out the majority of such costs through the remainder of 2002.

RESULTS OF THE THREE-AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 COMPARED TO THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2001

Sales for the second quarter of 2002 were $16,451,000, a 3% decrease from sales of $16,991,000 during the second quarter of 2001. Year-to-date, sales of $25,934,000 for 2002 decreased 39% from 2001 year-to-date sales of $42,629,000.
The 2001 year-to-date sales include $5,830,000 of integration sales from the first quarter of 2001 which the Company identified as non-recurring in nature. Excluding the impact of the non-recurring integration sales, year-to-date sales decreased 30% from the previous year. The overall decrease in year-to-date sales is largely attributable to the ongoing capital spending reductions throughout the telecommunications industry.

Gross profit as a percentage of total sales was 42% for the second quarter of 2002, versus 49% for the second quarter of 2001. Year-to-date gross profit percentages were 42% and 47% for 2002 and 2001, respectively. The decrease in gross profit as a percentage of total sales is directly related to the overall decrease in demand for both products and services. With lower product demand, it becomes more difficult to cover certain fixed manufacturing costs. Lower services demand results in lower utilization of service personnel and therefore depressed services margins. In addition, the Company took additional inventory charges in the second quarter of 2002 to further writedown certain of its optical and other component inventory, as further discussed below.

The following table summarizes sales and gross profit for products and services:


                         For the Quarter Ended June 30, 2002                  For the Quarter Ended June 30, 2001
                         -----------------------------------                  -----------------------------------

                      Products         Services           Total            Products         Services            Total
                      --------         --------           -----            --------         --------            -----
Sales               $14,413,000       $2,038,000       $16,451,000       $12,618,000       $4,373,000       $16,991,000
Gross Profit          6,472,000          477,000         6,949,000         6,796,000        1,562,000         8,358,000
Gross Profit %               45%              23%               42%               54%              36%               49%

Product sales of $14,413,000 were 88% of 2002 second quarter sales, versus product sales of $12,618,000, or 74% of 2001 second quarter sales. This represented a 14% increase in product sales from the second quarter of 2001, driven primarily by sales of core products for central office applications to two of the Company's largest customers as well as sales of third-party equipment associated with a network management system (NMS) deployment in the quarter. Year-to-date product sales of $22,214,000 were 86% of total sales in 2002, versus $34,711,000 or 81% of total sales in 2001. This represented a 36% decrease in product sales from the previous year, attributable to reduced capital spending in the telecommunications industry. Product sales include revenues from the sales of AIswitch, AIscout, and other products, as well as third-party hardware and software licensing revenues.

Gross profit on product sales was 45% of total product sales for the second quarter of 2002, compared with 54% of total product sales for the same period last year. While the sales mix in the second quarter of 2002 included a higher proportion of high margin core products, overall gross profit on product sales was negatively impacted by two factors. First, gross profits on third-party equipment sales are generally lower than on the Company's core products and the current quarter included approximately $1,500,000 of third-party equipment associated with the NMS deployment previously mentioned. Second, $1,398,000 of inventory charges were taken in the second quarter of 2002 that negatively impacted product gross profits.

Because the telecommunication industry's capital spending and demand for optical components continues to lag, the Company recorded additional inventory charges of $1,398,000 ($0.06 per share, net of tax) in the second quarter of 2002. Year-to-date inventory charges total $1,862,000 ($0.09 per share, net of tax). These amounts were charged to cost of goods sold. The charges related primarily to writing down the cost of the inventory components supporting the Company's LuxConnect optical transmission product as well as laser components for the Company's AIflex product. With this writedown, inventory for the LuxConnect product line has been reduced to zero and the Company has discontinued the product line. Excluding the effect of these inventory charges, gross profit on product sales for the second quarter of 2002 would have been $7,870,000, or 55% of product sales.

Services sales of $2,038,000 were 12% of 2002 second quarter sales, versus services sales of $4,373,000, or 26% of 2001 second quarter sales. Year-to-date services sales of $3,719,000 were 14% of total sales in 2002, compared to $7,918,000, or 19% of total sales in 2001. Services revenue decreased 53% from 2001 in both the three- and six-month periods ending June 30, 2002. Demand for installation services has decreased, corresponding with the overall decrease in product sales from the previous year and consistent with the overall reduced spending in the industry. Services sales consist of network planning and design, installation, project management, engineering services, training and maintenance.

Services gross profit for the three-month period ended June 30, 2002 was 23% of services sales, versus 36% of services sales a year ago. The decrease in gross profit on services sales was primarily attributable to decreased utilization of services personnel during the second quarter of 2002 due to overall lower demand.

Because of the Company's concentration of sales to RBOCs, long distance phone companies, and one foreign service provider, a small number of customers typically represent substantial portions of total sales. For the first six months of 2002, sales to three companies comprised 78% of total sales. Each of the three customers contributed between 19% and 33% of total sales.

Selling, general and administrative (SG&A) expenses decreased to $5,376,000 in the second quarter of 2002, from $5,490,000 in the second quarter of 2001. As a percentage of total quarterly sales, this represented 33% in 2002 and 32% in 2001. Year-to-date SG&A expenditures were

$10,659,000 for 2002 and $11,548,000 for 2001, which represented 41% of total sales in 2002 and 27% in 2001. The decrease in year-to-date SG&A expenditures from the previous year is largely attributable to lower sales commissions and travel related expenses, consistent with overall lower sales volumes. In addition, marketing-related spending on discretionary items such as advertising and trade shows has been reduced and overall headcount is lower than in the previous year. The increase in year-to-date SG&A spending as a percentage of total sales is primarily a result of lower total sales in 2002 than in 2001. The Company anticipates SG&A expenses for the remainder of 2002 will continue to be less than prior year amounts due to decreased staffing and other cost-saving measures.

Research and development (R&D) expenses decreased 19% to $1,850,000 for the second quarter of 2002, from $2,295,000 for the same period in 2001. R&D as a percentage of total sales decreased to 11% for the second quarter of 2002, down from 14% for the same period in 2001. Year-to-date R&D expenses were $4,292,000 for 2002 and $4,916,000 for 2001. The decrease in R&D expenses is primarily attributed to reduced staffing and decreased consulting costs, as well as lower material costs. Also, the Company was continuing to invest in R&D associated with the LuxConnect product in the previous year. The Company expects to continue to invest in product enhancements and new product development to support changing customer and industry needs, as well as to position itself to capitalize on opportunities in international and wireless markets. However, the Company expects R&D expenditures for the remainder of 2002 to be lower than 2001.

The Company recorded a non-recurring charge to operating expenses of approximately $634,000 in the first quarter of 2002. The non-recurring charge, relating primarily to severance and fringe benefits associated with a 16% workforce reduction in February, was separately stated on the consolidated statements of operations. The Company has paid out $375,000 of such costs as of June 30, 2002 and reversed $226,000 of accrued restructuring costs in the second quarter of 2002. Due to changing business conditions and a shift in the Company's market priorities, the Company did not fully enact the headcount reduction planned in the first quarter. Further, certain fringe benefit costs associated with the first quarter headcount reduction, as well as the duration of the severance period for certain severed employees, were less than originally estimated. The Company expects to pay out the remaining accrued costs ($33,000 at June 30, 2002) by December 31, 2002.

As a result of the above factors, the Company recorded a loss from operations of $50,000 in the second quarter of 2002, versus income from operations of $280,000 in the second quarter of 2001. Year-to-date loss from operations was $4,351,000, versus income from operations of $3,228,000 in 2001. Year-to-date loss from operations represents 17% of total sales in 2002, versus income from operations of 8% of total sales in 2001.

The Company's effective tax rate was 30% for the three- and six-month periods ended June 30, 2002 versus an effective rate of 34% for the same periods in 2001. The decrease in effective tax rate is due primarily to the estimated full-year impact of research and experimentation credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $25,995,000 of cash and cash equivalents and short- and long-term investments at June 30, 2002, a decrease of $2,621,000 from the December 31, 2001 balance of $28,616,000.

For the six-month period ended June 30, 2002, operating activities provided $803,000 of cash. Operations provided cash despite the net loss for the period of $2,793,000, largely due to operating expenses that did not require the use of cash, including $1,012,000 of depreciation and amortization and $1,862,000 of inventory writedowns, as well as changes in other operating assets and liabilities. During the same period, investing activities provided $2,587,000 of cash primarily due to maturities and sales of investments (net of purchases) of $3,128,000 offset by $546,000 of equipment purchases. Also during the period, the Company used $2,817,000 to repurchase common stock.

During the six-month period ended June 30, 2001, operating activities provided $3,340,000 in cash. During the same period, the Company purchased $937,000 of equipment to support operations and purchased $1,005,000 of investment securities (net of maturities and sales).

Net working capital was $31,611,000 at June 30, 2002, compared to $31,804,000 at December 31, 2001. At June 30, 2002, the current ratio was 4.6:1 and the Company's only debt outstanding was a $750,000 note payable issued in conjunction with an acquisition that occurred in 2001. The note payable bears interest at the annual rate of 8%, with interest payments due semi-annually and principal due at maturity in August 2004.

On August 7, 2002, the Company entered into an agreement with The Huntington National Bank ("the Bank") for a credit facility. The term of the credit facility is 364 days and provides for a line of credit up to $10,000,000, with interest payable monthly and principal due at maturity. Available borrowings on the line will be limited to $5,000,000 on real estate, plus 75% of eligible accounts receivable and 40% of eligible inventory, as defined in the agreement. Borrowings will bear interest at the London Interbank Offered Rate ("LIBOR") plus 1.65%, or the Bank's Prime Commercial Rate less 1.00%, at the option of the Company. Borrowings will be collateralized by the Company's receivables, inventory, certain investments, equipment, real estate and general intangibles. The credit facility contains certain financial covenants, including, but not limited to, restrictions on the payment of dividends, minimum tangible net worth and a minimum liquidity ratio.

The Company believes that its existing cash, cash equivalents, investments, cash to be generated from future operations and available credit facility will provide sufficient capital to meet the business needs of the Company for the next twelve months. However, the Company could generate additional funding through issuance of debt or equity or through the sale of land if the Company's working capital needs significantly increase due to circumstances such as sustained weakness in the telecommunications industry which results in decreased demand for the Company's products and services and operating losses; faster than expected growth which results in increased accounts receivable and inventory; additional investment or acquisition activity; or significant research and development efforts.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit or disposal activity is initiated. SFAS No. 146 requires disclosure, for each reportable segment, of the exit or disposal activity costs incurred in the period and the cumulative amount incurred, net of any changes in the liability, with and explanation of the reasons for the changes. SFAS No. 146 also requires a company to disclose the total amount of costs expected to be incurred in connection with the exit or disposal activity. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The Company does not anticipate that adoption of SFAS No. 146 will have a material impact on its financial condition or results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include statements regarding sales growth in the year 2002 (paragraph 2), restructuring charges (paragraph 3), future SG&A expenditures (paragraph 13), future R&D expenditures (paragraph 14), non-recurring workforce reduction charges (paragraph 15), and sufficiency of capital resources (paragraph 23). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company's products and services, the impact of competitive products and services, general economic and business conditions, the Company's ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

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

PART II. OTHER INFORMATION

Items 1 - 3. Inapplicable

Items 4. Submission of Matters to a Vote of Security Holders

(a) Applied Innovation Inc. held its Annual Meeting of Stockholders on April 25, 2002, for the purpose of electing three Class III directors and approving the Employee Stock Purchase Plan.

(b) At the Annual Meeting of Stockholders, all directors nominated were elected.

(c) The table shows the voting tabulation for each matter voted upon at the Annual Meeting of Stockholders.


ACTION                                      FOR                  WITHHELD
------                                      ---                  --------
Election of Class III Directors

         Gerard B. Moersdorf, Jr.           14,143,406            362,312
         Robert L. Smialek                  14,134,576            371,142
         Alexander B. Trevor                14,419,097             86,621


ACTION                                      FOR           AGAINST      WITHHELD
------                                      ---           -------      --------
Approval of the Employee Stock

Purchase Plan                               13,959,575    479,699      66,444

Item 5. Inapplicable

Item 6.     (a)   Exhibits

                  Exhibit 10.1 - Employment Agreement between the Company and
                                  John F. Petro

                  Exhibit 99.1 - Certification by Chief Executive Officer
                  Exhibit 99.2 - Certification by Chief Financial Officer

            (b)   Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      APPLIED INNOVATION INC.
                                      -----------------------
                                      (Registrant)


August 14, 2002                       /s/ Gerard B. Moersdorf, Jr.
---------------                       ----------------------------
Date                                  Gerard B. Moersdorf, Jr.
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


August 14, 2002                       /s/ Michael P. Keegan
------------------                    ---------------------
Date                                  Michael P. Keegan
                                      Vice President, Chief Financial Officer
                                      and Treasurer
                                      (Principal Financial Officer and Principal

                                       Accounting Officer)