Form 10-Q
period 2002-09-30
APPLIED INNOVATION INC
filed 2002-11-13
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 8, 2002 there were 14,950,749 shares of common stock outstanding.

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

Part I. Financial Information
----------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2002
             (unaudited) and December 31, 2001                                          3

         Consolidated Statements of Operations for the three- and nine-month
             periods ended September 30, 2002 and 2001 (unaudited)                      4

         Consolidated Statements of Cash Flows for the nine-month
             periods ended September 30, 2002 and 2001 (unaudited)                      5

         Notes to Consolidated Financial Statements (unaudited)                     6 - 9

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                         9 - 15

Item 3. Quantitative and Qualitative Disclosure About Market Risk                      15

Item 4. Controls and Procedures                                                        15

Part II. Other Information
--------------------------

Items 1 - 5.                                                                           15

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits                                                                  15

         (b) Reports on Form 8-K                                                       16

Signatures                                                                             16

Certifications                                                                    17 - 19

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements

                             APPLIED INNOVATION INC.
                           Consolidated Balance Sheets

                                                                                          (Unaudited)
                                                                                      September 30, 2002    December 31, 2001
                                                                                     --------------------  --------------------
Assets
------

Current assets:
    Cash and cash equivalents                                                               $ 15,705,662          $ 15,698,594
    Short term investments                                                                     6,082,953             6,067,770
    Accounts receivable, net                                                                   3,872,553             7,697,003
    Inventory, net                                                                             3,968,056             7,322,316
    Income taxes                                                                               3,509,935               903,269
    Other current assets                                                                         347,182               630,593
    Deferred income taxes                                                                      2,703,000             2,678,000
                                                                                     --------------------  --------------------
          Total current assets                                                                36,189,341            40,997,545


Property, plant and equipment, net                                                             8,261,709             8,823,355
Investments                                                                                    1,786,933             6,849,766
Intangible assets, net                                                                           393,750               551,250
Goodwill                                                                                       3,466,201             3,423,201
Other assets                                                                                     176,261               202,687
                                                                                     --------------------  --------------------

                                                                                            $ 50,274,195          $ 60,847,804
                                                                                     ====================  ====================

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                                         $ 2,319,496           $ 3,107,412
    Accrued expenses:
      Warranty                                                                                   765,047               819,166
      Payroll and related expenses                                                               676,528             1,512,229
      Accrued restructuring                                                                    1,122,001                     -
      Other accrued expenses                                                                     306,884               379,888
    Deferred revenue                                                                           2,118,468             3,375,197
                                                                                     --------------------  --------------------
        Total current liabilities                                                              7,308,424             9,193,892

Note payable                                                                                     750,000               750,000
                                                                                     --------------------  --------------------
        Total liabilities                                                                      8,058,424             9,943,892

Stockholders' equity:
    Preferred stock; $.01 par value; authorized 5,000,000 shares;
      none issued and outstanding                                                                      -                     -
    Common stock; $.01 par value; authorized 55,000,000 shares; issued and
      outstanding 14,950,749 shares in 2002 and 15,512,899 shares in 2001                        149,507               155,129
    Additional paid-in capital                                                                 5,845,740             8,659,450
    Note receivable for common stock                                                            (382,783)             (494,871)
    Retained earnings                                                                         36,594,676            42,535,717
    Accumulated other comprehensive income                                                         8,631                48,487
                                                                                     --------------------  --------------------
        Total stockholders' equity                                                            42,215,771            50,903,912
                                                                                     --------------------  --------------------
                                                                                            $ 50,274,195          $ 60,847,804
                                                                                     ====================  ====================

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Operations (Unaudited)





                                               Three Months Ended September 30, Nine Months Ended September 30,
                                                    2002             2001            2002             2001
                                                ------------     ------------    ------------     ------------

Sales:
    Products and integration                    $  5,578,271     $ 15,628,473    $ 27,792,461     $ 50,339,853
    Services                                       1,668,293        4,006,095       5,387,611       11,924,044
                                                ------------     ------------    ------------     ------------
        Total sales                                7,246,564       19,634,568      33,180,072       62,263,897

Cost of sales:
    Cost of sales - products and integration       3,616,466        6,524,316      15,840,944       24,582,396
    Cost of sales - services                         963,873        2,599,880       3,664,972        7,185,799
                                                ------------     ------------    ------------     ------------
        Total cost of sales                        4,580,339        9,124,196      19,505,916       31,768,195

        Gross profit                               2,666,225       10,510,372      13,674,156       30,495,702

Operating expenses:
    Selling, general and administrative            4,381,026        5,974,961      15,040,084       17,523,288
    Research and development                       1,520,080        2,190,239       5,812,095        7,106,695
    Restructuring charges                          2,468,953                -       2,876,683          292,330
                                                ------------     ------------    ------------     ------------

        (Loss) income from operations             (5,703,834)       2,345,172     (10,054,706)       5,573,389

Interest income and other income, net                111,820          340,494         472,665        1,126,574
                                                ------------     ------------    ------------     ------------

        (Loss) income before income taxes         (5,592,014)       2,685,666      (9,582,041)       6,699,963

Income taxes                                      (2,444,000)         913,744      (3,641,000)       2,278,644
                                                ------------     ------------    ------------     ------------

        Net (loss) income                       $ (3,148,014)    $  1,771,922    $ (5,941,041)    $  4,421,319
                                                ============     ============    ============     ============

(Loss) earnings per share:
        Basic (loss) earnings per share         $      (0.21)    $       0.11    $      (0.39)    $       0.28
                                                ============     ============    ============     ============
        Diluted (loss) earnings per share       $      (0.21)    $       0.11    $      (0.39)    $       0.27
                                                ============     ============    ============     ============

Weighted-average shares outstanding
    for basic (loss) earnings per share           14,952,515       15,909,600      15,139,311       15,898,632
                                                ============     ============    ============     ============

Weighted-average shares outstanding
    for diluted (loss) earnings per share         14,952,515       16,082,922      15,139,311       16,208,898
                                                ============     ============    ============     ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Cash Flows (Unaudited)



                                                                                            Nine Months Ended September 30,
                                                                                              2002                 2001
                                                                                     -------------------- --------------------
Cash flows from operating activities:
  Net (loss) income                                                                         $ (5,941,041)        $  4,421,319
  Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
    Depreciation                                                                               1,356,784            1,273,522
    Amortization of intangible assets                                                            157,500               93,750
    Loss (gain) on disposal of assets                                                             80,141               (9,193)
    Deferred income tax expense                                                                        -              400,000
    Tax benefit of options exercised                                                                 340              587,600
    Effects of changes in operating assets and liabilities:
      Accounts receivable                                                                      3,824,450           17,393,175
      Inventory                                                                                3,354,260            4,739,550
      Income taxes                                                                            (2,606,666)                   -
      Other current assets                                                                       283,411              214,421
      Other assets                                                                                26,426               57,067
      Accounts payable                                                                          (787,916)         (16,011,252)
      Accrued expenses                                                                           116,177           (4,126,285)
      Deferred revenue                                                                        (1,256,729)          (1,067,849)
                                                                                     -------------------- --------------------
    Net cash (used in) provided by operating activities                                       (1,392,863)           7,965,825
                                                                                     -------------------- --------------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                                    (909,020)          (1,312,474)
  Acquisition of Badger                                                                                -           (3,584,167)
  Purchases of investments                                                                    (4,388,825)         (21,352,556)
  Maturities of investments                                                                    8,615,086           13,335,931
  Sales of investments                                                                           756,533            5,325,093
  Proceeds from sales of property, plant and equipment                                            33,741               30,938
                                                                                     -------------------- --------------------
    Net cash provided by (used in) investing activities                                        4,107,515           (7,557,235)
                                                                                     -------------------- --------------------

Cash flows from financing activities:
  Common stock repurchased                                                                    (2,834,891)            (452,000)
  Proceeds from payment on note receivable                                                       112,088                    -
  Proceeds from issuance of common stock                                                          15,219              822,750
                                                                                     -------------------- --------------------
    Net cash (used in) provided by financing activities                                       (2,707,584)             370,750
                                                                                     -------------------- --------------------

Increase in cash and cash equivalents                                                              7,068              779,340
Cash and cash equivalents - beginning of period                                               15,698,594           14,020,080
                                                                                     -------------------- --------------------

Cash and cash equivalents - end of period                                                   $ 15,705,662         $ 14,799,420
                                                                                     ==================== ====================


See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of presentation - The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three- and nine-month periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments, which consist solely of normal recurring adjustments, necessary to present fairly, in accordance with generally accepted accounting principles in the United States of America, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results for the full year.

2. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at September 30, 2002 and December 31, 2001 are summarized below:

                                       September 30, 2002  December 31, 2001
                                       ------------------  -----------------
          Raw materials                   $ 3,535,913         $ 7,104,242
          Work-in-process                     320,814             181,552
          Finished goods                    1,099,682           1,806,808
                                          -----------         -----------
                                            4,956,409           9,092,602
          Reserve for obsolescence           (988,353)         (1,770,286)
                                          -----------         -----------
                                          $ 3,968,056         $ 7,322,316
                                          ===========         ===========

3. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

4. Comprehensive income - Comprehensive loss for the three- and nine-month periods ended September 30, 2002 was $3,141,789 and $5,980,897, respectively. The sole adjustment necessary to reconcile net loss with comprehensive loss is the net unrealized gain (loss), net of taxes, on available-for-sale investment securities, which was $6,225 for the three months ended September 30, 2002 and ($39,856) for the nine months ended September 30, 2002.

Comprehensive income for the three- and nine-month periods ended September 30, 2001 was $1,806,167 and $4,445,133, respectively. The sole adjustment necessary to reconcile net income with comprehensive income is the net unrealized gain, net of taxes, on available-for-sale investment securities, which was $34,245 for the three months ended September 30, 2001 and $23,814 for the nine months ended September 30, 2001.

5. Earnings per share - Basic (loss) earnings per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company's net loss, no common equivalent shares were included in the calculation of diluted loss per share for the three and nine months ended September 30, 2002 because their effect would have been anti-dilutive. For the three months ended September 30, 2002, the Company had no stock options which were in-the-money and, therefore, potentially dilutive. For the nine months ended September 30, 2002, the Company's weighted-average number of stock options which were in-the-money and, therefore, potentially dilutive, was 167,375. For the three and nine months ended September 30, 2002, the Company had 2,468,462 and 2,477,505, respectively, of weighted-average stock options which were out-of-the-money.

Shares of common stock used in calculating earnings per share differed from those amounts reported in the consolidated financial statements as follows:

                                        Three months ended                        Three months ended
                                        September 30, 2002                        September 30, 2001
                                       -------------------                        ------------------
                               Basic earnings     Diluted earnings        Basic earnings         Diluted earnings
                                  per share           per share              per share              per share
                                 ----------          ----------             ----------             ----------

Outstanding shares                14,950,749         14,950,749             15,850,959           15,850,959
Effect of weighting changes
     in outstanding shares             1,766              1,766                 58,641               58,641
Stock options                             --                 --                     --              173,322
                                  ----------         ----------             ----------           ----------
     Adjusted shares              14,952,515         14,952,515             15,909,600           16,082,922
                                  ==========         ==========             ==========           ==========


                                        Nine months ended                          Nine months ended
                                        September 30, 2002                         September 30, 2001
                                        -------------------                        ------------------
                               Basic earnings     Diluted earnings        Basic earnings        Diluted earnings
                                  per share           per share              per share              per share
                                 ----------          ----------             ----------             ----------

Outstanding shares                14,950,749         14,950,749             15,850,959           15,850,959
Effect of weighting changes
     in outstanding shares           188,562            188,562                 47,673               47,673
Stock options                             --                 --                    --               310,266
                                  ----------         ----------             ----------           ----------
     Adjusted shares              15,139,311         15,139,311             15,898,632           16,208,898
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

The Company had no previously recorded goodwill or other intangible assets accounted for under standards other than SFAS No. 142. In accordance with SFAS No. 142, the Company completed the transitional goodwill impairment test during the second quarter of 2002 and the annual impairment test during the third quarter of 2002 and determined that no impairment charges were necessary.

The Company's goodwill relates to an acquisition made in 2001. As part of the acquisition, the Company agreed to pay up to $750,000 in contingent consideration based on certain product sales in the two years subsequent to the acquisition. For the three- and nine-months ended September 30, 2002, the Company recorded additional goodwill of $10,400 and $43,000, respectively, based on actual product sales and contingent amounts owed.

7. Equity - On September 14, 2002, the twelve-month stock repurchase program authorized by the Company's Board of Directors ended. During the three months ended September 30, 2002, the Company paid $18,366 to repurchase 5,800 shares under this program. During the nine months ended September 30, 2002, the Company paid $2,834,891 to repurchase 566,150 shares under this program. For the twelve months since inception of the repurchase program, the Company paid $5,863,019 to repurchase 1,011,450 shares.

8. Restructuring costs - On August 14, 2002, the Company announced a restructuring plan, including management changes and a reduction in workforce of approximately 40%, or approximately 100 employees, throughout all departments. Management changes included Gerard B. Moersdorf, Jr., Chairman and Founder, resuming his previous role as President and Chief Executive Officer. Robert L. Smialek vacated those positions, which he held since July 2000, and no longer serves on the Company's Board of Directors. As a result of the restructuring plan, the Company recorded restructuring charges of $2,469,000 during the third quarter of 2002, relating primarily to severance and other fringe benefits for affected employees, as well as charges related to excess equipment and leased offices. As of September 30, 2002, the Company has paid out $1,350,000 of such restructuring costs and has accrued restructuring costs of $1,119,000. The Company expects to pay out approximately half of the accrued restructuring costs prior to December 31, 2002. With the exception of approximately $112,000 related to lease payments extending to 2005, the remaining accrued restructuring costs are expected to be paid out in 2003.

On February 5, 2002, the Company announced a reduction in workforce of approximately 16%, or approximately 50 employees, throughout all departments. The Company recorded a workforce reduction charge of approximately $634,000 in the first quarter of 2002 relating primarily to severance and fringe benefits. The Company has paid out $405,000 of such costs as of

September 30, 2002 and reversed $226,000 of accrued restructuring costs in the second quarter of 2002, resulting in accrued restructuring costs of $3,000 as of September 30, 2002.

9. Employee Stock Purchase Plan - At the April 25, 2002 Annual Meeting of Stockholders, the Applied Innovation Inc. Employee Stock Purchase Plan ("the Plan") was approved and adopted. The Plan authorizes the sale of up to 500,000 shares of Applied Innovation Inc. common stock to eligible employees, pursuant to the terms and conditions outlined in the Plan.

10. Credit facility - On August 7, 2002, the Company entered into an agreement with The Huntington National Bank ("the Bank") for a credit facility. The term of the credit facility is 364 days and provides for a line of credit up to $10,000,000, with interest payable monthly and principal due at maturity. Borrowings on the line are subject to a borrowing base which will be limited to $5,000,000 on real estate, plus 75% of eligible accounts receivable and 40% of eligible inventory, as defined in the agreement. Borrowings will bear interest at the London Interbank Offered Rate ("LIBOR") plus 1.65%, or the Bank's Prime Commercial Rate less 1.00%, at the option of the Company. Borrowings will be collateralized by the Company's receivables, inventory, certain investments, equipment, real estate and general intangibles. The credit facility contains certain financial covenants, including, but not limited to, restrictions on the payment of dividends, minimum tangible net worth and a minimum liquidity ratio. At September 30, 2002, the Company has no outstanding borrowings under this credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Applied Innovation Inc. develops, manufactures, and markets network mediation and bridging products and related services to the telecommunications industry. The products and services support the operation, maintenance, administration and provisioning of a variety of switching and transmission devices used by wireline and wireless telecommunications providers to assist in the management of their customer service networks. The Company's primary emphasis is on providing integrated hardware, software, service and turnkey network management solutions. The Company's largest customers are the four Regional Bell Operating Companies ("RBOCs"), as well as other large domestic and foreign phone companies. In recent months, sales focus has increased related to domestic Independent Operating Carriers ("IOCs"), also known as Independent Local Exchange Carriers ("ILECs"), which are operating companies in local and rural markets.

The Company's order flow and product and services sales continue to be negatively impacted by the prolonged spending slowdown in the telecommunications industry. The Company continues to experience weakness in its core markets as its large domestic customers continue to reduce their capital spending and delay network maintenance projects. Prompted by these industry conditions, the Company took further cost cutting actions in the third quarter of 2002, resulting in restructuring charges of $2,469,000 in the quarter. Because of the continued uncertainty in the industry, the Company remains unable to provide revenue estimates or other guidance for the remainder of 2002. The Company continues to view the international and wireless markets as areas of opportunity and continues its efforts in those areas, including a number of international field trials currently underway. The Company also continues to explore the possibility of new markets for its products within the United States government.

RESULTS OF THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001

Sales for the third quarter of 2002 were $7,246,000, a decrease of 63% from prior year third quarter sales of $19,634,000. Year-to-date sales of $33,180,000 for 2002 decreased 47% from 2001 year-to-date sales of $62,264,000. The 2001 year-to-date sales include $5,830,000 of integration sales from the first quarter of 2001 which the Company identified as non-recurring in nature. The overall decrease in year-to-date sales is largely attributable to overall weak demand for telecommunications equipment and related services, evidenced by much lower order activity and project delays from the Company's largest customers.

Gross profit as a percentage of total sales was 37% for the third quarter of 2002, versus 54% for the third quarter of 2001. Year-to-date gross profit percentages were 41% and 49% for 2002 and 2001, respectively. Current year gross profit as a percentage of total sales continues to lag the prior year based primarily on the overall decrease in demand for both products and services. Overall lower demand results in less fixed cost absorption and, therefore, decreased margins. In addition, as further discussed below, the Company took additional inventory charges in the third quarter of 2002 to further writedown certain of its inventory and also established specific warranty reserves for exposure associated with a single product line.

The following table summarizes sales and gross profit for products and services:


                  For the Quarter Ended September 30, 2002     For the Quarter Ended September 30, 2001
                  ----------------------------------------     ----------------------------------------


                   Products      Services     Total            Products     Services       Total
                   --------      --------     -----            --------     --------       -----
Sales            $  5,578,000   $1,668,000  $  7,246,000     $15,628,000   $ 4,006,000  $19,634,000
Gross Profit        1,962,000      704,000     2,666,000       9,104,000     1,406,000   10,510,000
Gross Profit %        35%           42%        37%                58%         35%            54%

Product sales of $5,578,000 were 77% of 2002 third quarter sales, versus product sales of $15,628,000, or 80% of 2001 third quarter sales. Year-to-date product sales of $27,792,000 were 84% of total sales in 2002, versus $44,510,000, or 71%
of total sales in 2001. Product sales for the quarter decreased 64% from the comparable quarter in the prior year and 37% on a year-to-date basis from the prior year, attributable to overall reduced capital spending in the telecommunications industry. Product sales include revenues from the sales of AIswitch, AIscout, and other products, as well as third-party hardware and software licensing revenues.

Gross profit on product sales was 35% of total product sales for the third quarter of 2002, compared with 58% of total product sales for the same period last year. The overall reduced product sales volume in 2002 resulted in decreased margins due to lower absorption of certain fixed manufacturing costs. Additionally, the Company recorded $350,000 in inventory charges during the third quarter of 2002 related to price reductions of certain materials in stock, slow-moving stock and scrap inventory associated with the termination of a contract manufacturer. The Company also reserved approximately $200,000 for a specific warranty exposure associated with a single product line. The Company believes this exposure is limited to specific products shipped to a single customer and will be fully resolved in the fourth quarter of 2002. Finally, product sales for the quarter included approximately $750,000 of third-party computer equipment for a network management system (NMS) deployment and such third-party equipment sales yield lower margins than the Company's core products.

Services sales of $1,668,000 were 23% of 2002 third quarter sales, versus services sales of $4,006,000, or 20% of 2001 third quarter sales. Year-to-date services sales of $5,388,000 were 16% of total sales in 2002, compared to $11,924,000, or 19% of total sales in 2001. Services sales for the quarter decreased 58% from the comparable quarter in the prior year and 55% on a year-to-date basis from the prior year. Demand for installation services has decreased, corresponding with the overall decrease in product sales from the previous year and consistent with the overall reduced spending in the industry. Services sales consists of network planning and design, installation, project management and engineering services, training and maintenance.

Service gross profit for the three-month period ended September 30, 2002 was 42% of services sales, versus 35% for the same period in 2001. The increase in margin in 2002 is primarily attributable to a reduction in lower margin installation work and an increased mix of higher margin NMS services.

Because of the Company's concentration of sales to RBOCs, long distance phone companies, and large CLECs, a small number of customers have represented substantial portions of net sales. For the nine months ended September 30, 2002, sales to three companies comprised 76% of net sales. Each of the three customers contributed between 17% and 32% of net sales.

Selling, general and administrative ("SG&A") expenses decreased to $4,381,000 in the third quarter of 2002, from $5,975,000 in 2001. As a percentage of total quarterly sales, this represented 60% in 2002 and 30% in 2001. Year-to-date SG&A expenses were $15,040,000 for 2002 and $17,523,000 for 2001, which represented 45% of total sales in 2002 and 28% in 2001. The decrease in quarterly and year-to-date SG&A was primarily related to lower sales commissions and travel-related expenses, headcount reductions in sales, marketing and other administrative functions and reductions in marketing-related spending on discretionary items such as advertising and trade show expenditures. The increase in quarterly and year-to-date SG&A spending as a percentage of total sales is primarily a result of lower total sales in 2002 than in 2001. The Company anticipates SG&A expenses for the remainder of 2002 will continue to be less than the prior year due to decreased staffing and other cost-saving measures.

Research and development ("R&D") expenses were $1,520,000 for the third quarter of 2002, versus $2,190,000 for the same period in 2001. R&D expenses as a percentage of total sales increased to 21% for the third quarter of 2002, up from 11% for the same period in 2001. Year-to-date R&D expenses were $5,812,000 for 2002 and $7,107,000 for 2001. As a percentage of total sales, this represented 18% for 2002 and 11% for 2001. The decrease in R&D expenses is primarily attributed to reduced staffing and decreased consulting costs, as well as lower materials costs. The Company has realigned its engineering group to focus on a smaller number of projects that are strategic enhancements to the Company's core product line. The increase in quarterly and year-to-date R&D expenses as a percentage of total sales is primarily a result of lower total sales in 2002 than in 2001. While the Company expects to continue to invest in product enhancements and new product development, the Company expects R&D expenditures for the remainder of 2002 to continue to be less than 2001.

In the third quarter of 2002, the Company announced a restructuring plan, including management changes and a reduction in workforce of approximately 40%, or approximately 100 employees, throughout all departments. Management changes included Gerard B. Moersdorf, Jr., Chairman and Founder, resuming his previous role as President and Chief Executive Officer. Robert L. Smialek vacated those positions, which he held since July 2000, and no longer serves on the Company's Board of Directors. As a result of the restructuring plan, the Company recorded restructuring charges of $2,469,000 during the third quarter of 2002, relating primarily to severance and other fringe benefits for affected employees, as well as charges related to excess equipment and leased offices. As of September 30, 2002, the Company has paid out $1,350,000 of such restructuring costs and has accrued restructuring costs of $1,119,000. The Company expects to pay out approximately half of the accrued restructuring costs prior to December 31, 2002. With the exception of approximately $112,000 related to lease payments extending to 2005, the remaining accrued restructuring costs are expected to be paid out in 2003.

On February 5, 2002, the Company announced a reduction in workforce of approximately 16%, or approximately 50 employees, throughout all departments. The Company recorded a workforce reduction charge of approximately $634,000 in the first quarter of 2002 relating primarily to severance and fringe benefits. The Company has paid out $405,000 of such costs as of September 30, 2002 and reversed $226,000 of accrued restructuring costs in the second quarter of 2002, resulting in accrued restructuring costs of $3,000 as of September 30, 2002.

As a result of the above factors, the Company recorded a loss from operations of $5,704,000 in the third quarter of 2002 versus income from operations of $2,345,000 in the third quarter of 2001. Year-to-date loss from operations was $10,055,000 for 2002, versus income from operations of $5,573,000 in 2001. Year-to-date loss from operations represents 30% of total sales in 2002, versus income from operations of 9% of total sales in 2001.

Interest income and other income, net decreased to $112,000 in the third quarter of 2002, versus $340,000 in the third quarter of 2001. On a year-to-date basis, interest income and other income, net was $473,000 in 2002 and $1,127,000 in 2001. The overall decreases were primarily due to lower cash and investment balances, as well as lower average yields on those balances.

In the third quarter of 2002, the Company revised its 2002 year-to-date effective tax benefit rate to 38%, based on revised expectations of the full year effective tax benefit rate. For the first six months of 2002, the Company had been utilizing an effective tax benefit rate of 30%. As a result, the effective tax benefit rate for the third quarter of 2002 was 44% compared to 34% used in the third quarter and full year 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $23,576,000 of cash and cash equivalents and short- and long-term investments at September 30, 2002, a decrease of $5,040,000 from the December 31, 2001 balance of $28,616,000.

Despite the net loss of $5,941,000 for the nine-month period ended September 30, 2002, operating activities used only $1,393,000 of cash due to certain operating expenses that did not require the use of cash and changes in operating assets and liabilities. Operating expenses that did not require the use of cash included $1,514,000 of depreciation and amortization and $2,167,000 of inventory charges. Significant changes in operating assets and liabilities which provided cash included decreased accounts receivable of $3,824,000 and decreased inventory of $1,187,000 (net of non-cash charges), offset by changes in income taxes of $2,607,000 and deferred revenue of $1,257,000. Accounts receivable and inventory balances decreased as a result of the Company's efforts to reduce the amount of working capital invested in those assets, as well as the decline in overall business volume in 2002. Income taxes receivable increased due to tax refunds resulting from current year operating losses. The decrease in deferred revenue resulted from the timing of several large customer maintenance and support agreements entered into in late 2001. Advance customer payments are initially recorded as deferred revenue and the corresponding revenue is then recognized over the terms of the related agreements. Investing activities provided $4,108,000 of cash primarily due to $4,983,000 of maturities and sales of investments (net of purchases) offset by $909,000 of equipment purchases. Also during the period, the Company used $2,835,000 to repurchase common stock.

During the nine-month period ended September 30, 2001, operating activities provided $7,966,000 of cash. During the same period, the Company used $2,692,000 to purchase investments (net of sales and maturities), $1,312,000 to purchase equipment and $3,584,000 related to an acquisition.

Net working capital was $28,881,000 at September 30, 2002, compared to $31,804,000 at December 31, 2001. At September 30, 2002, the current ratio was 5.0:1 and the Company's only debt outstanding was a $750,000 note payable issued in conjunction with an acquisition that occurred in 2001. The note payable bears interest at the annual rate of 8%, with interest payments due semi-annually and principal due at maturity in August 2004.

On August 7, 2002, the Company entered into an agreement with The Huntington National Bank ("the Bank") for a credit facility. The term of the credit facility is 364 days and provides for a line of credit up to $10,000,000, with interest payable monthly and principal due at maturity. Borrowings on the line are subject to a borrowing base which will be limited to $5,000,000 on real estate, plus 75% of eligible accounts receivable and 40% of eligible inventory, as defined in the agreement. Borrowings will bear interest at the London Interbank Offered Rate ("LIBOR") plus 1.65%, or the Bank's Prime Commercial Rate less 1.00%, at the option of the Company. Borrowings will be collateralized by the Company's receivables, inventory, certain investments, equipment, real estate and general intangibles. The credit facility contains certain financial covenants, including, but not limited to, restrictions on the payment of dividends, minimum tangible net worth and a minimum liquidity ratio. At September 30, 2002, the Company has no outstanding borrowings under this credit facility.

The Company believes that its existing cash, cash equivalents, investments, and cash to be generated from future operations and available credit facility will provide sufficient capital to meet the business needs of the Company for the next twelve months. However, the Company could generate additional funding through issuance of debt or equity or through the sale of land if the Company's working capital needs significantly increase due to circumstances such as sustained weakness in the telecommunications industry which results in decreased demand for the Company's products and services and operating losses; faster than expected growth which results in increase accounts receivable and inventory; additional investment or acquisition activity; or significant research and development efforts.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets will be recorded when they are incurred and measurable. Prior to SFAS No. 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company will adopt SFAS No. 146 on January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operation, or cash flows.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include statements regarding exposure for warranty claims (paragraph 7), future SG&A expenditures (paragraph 11), future R&D expenditures (paragraph 12), payment of restructuring costs (paragraph 13), sufficiency of capital resources (paragraph
22), and impact of recently issued accounting standards (paragraph 23).

These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company's products and services, general economic and business conditions, the Company's ability to develop new products as planned and on budget, the impact of competitive products and services, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances which require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including, the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in the MD&A will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Since the date of our evaluation to the filing date of this Quarterly Report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.


Part II.  OTHER INFORMATION
--------  -----------------

Items 1 - 5.      Inapplicable


Item 6.  (a)      Exhibits

                  Exhibit 10.1 - Loan and Security Agreement by and
                                 between Applied Innovation Inc., as Borrower, and Huntington National Bank, as Lender, dated August 7, 2002
                  Exhibit 99.1 - Certification by Chief Executive Officer
                  Exhibit 99.2 - Certification by Chief Financial Officer

(b)      Reports on Form 8-K

                  The Company filed a Report on Form 8-K dated August 14, 2002 announcing a restructuring plan to significantly reduce its cost structure, changes in management associated with the restructuring plan and revenue guidance for its third quarter ending September 30, 2002.





                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                APPLIED INNOVATION INC.
                                -----------------------
                                (Registrant)



November 13, 2002               /s/  Gerard B. Moersdorf, Jr.
-----------------               -----------------------------
Date                            Gerard B. Moersdorf, Jr.
                                Chairman, President and Chief Executive Officer
                                (Principal Executive Officer)



November 13, 2002               /s/  Michael P. Keegan
-----------------               ----------------------
Date                            Michael P. Keegan
                                Vice President, Chief Financial Officer and
                                Treasurer
                                (Principal Financial Officer and Principal
                                Accounting Officer)

                                  CERTIFICATION

I, Gerard B. Moersdorf, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Applied Innovation Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 13, 2002
         -----------------
                               /s/ Gerard B. Moersdorf, Jr.
                               ----------------------------
                               Gerard B. Moersdorf, Jr.
                               Chairman, President and Chief Executive Officer


                                  CERTIFICATION


I, Michael P. Keegan, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Applied Innovation Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 13, 2002
         -----------------
                                  /s/ Michael P. Keegan
                                  --------------------------
                                  Michael P. Keegan,
                                  Vice President, Chief Financial Officer and
                                  Treasurer