Form 10-K
period 2002-12-31
APPLIED INNOVATION INC
filed 2003-03-21
CIK 798399

--------------------------------------------------------------------------------

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

          [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to ___________



                         Commission file number: 0-21352



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

        Registrant's telephone number, including area code: 614-798-2000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days. YES  X    NO
                                                ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant, 8,473,339 shares, based on the $3.29 closing sale price on March 7, 2003, was $27,877,285.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES       NO  X
                                       ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 14,975,067 shares of Common Stock were outstanding at March 7, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2003, in part, as indicated.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

PART I

--------------------------------------------------------------------------------
         ITEM 1   | Business
--------------------------------------------------------------------------------

GENERAL

Applied Innovation Inc. (Applied Innovation, AI, or the Company) is a network management solutions company that simplifies and enhances the operation of complex, distributed voice and data networks. Building on a deep knowledge of network architecture, elements and management, AI delivers unique hardware, software and service solutions that provide greater connectivity, visibility and control of network elements and the systems that support them.

The Company was founded in Columbus, Ohio in 1983 by Gerard Moersdorf, Jr. The Company has two wholly owned subsidiaries.

Applied Innovation, headquartered in Columbus, Ohio, is traded on NASDAQ under the symbol AINN. The Company's corporate headquarters occupy a 115,000 square foot facility located at 5800 Innovation Drive, Dublin, Ohio 43016, 800-247-9482.

THE COMPANY'S MARKETS

Applied Innovation's solutions are targeted to three primary markets in the U.S. and abroad: 1) telecommunications companies using wireline networks; 2) telecommunications companies using wireless networks; and 3) government networks. Synergies within the markets allow the Company to leverage its knowledge and experience and deliver a common value proposition based on key competitive differentiators--namely, its extensive knowledge of network infrastructure, its commitment to vendor neutrality, and its focus on customers. At the same time, Applied Innovation delivers targeted value to each market by understanding and meeting its unique demands.

PRODUCTS

HARDWARE SOLUTIONS

AISWITCH(TM) | AIswitch delivers maximum connectivity and mediation for surveillance networks. This mediation system allows network operators to maintain correct protocol interaction and communication between operations support systems (OSSs) and network elements (NEs), and offers increased flexibility. With AIswitch, service providers can increase network availability, reduce operational expenses, improve network utilization and gain flexibility in network architecture in central offices.

AISCOUT(TM) | AIscout streamlines network management and improves visibility at the network's edge. Simplifying the integration of diverse network elements, AIscout provides a common point of connectivity. As part of a unified network management framework, it allows network operators to monitor, control and analyze faults in a network with a common point of remote and local access. With AIscout, service providers can improve network manageability, accelerate troubleshooting, reduce network maintenance costs and improve network reliability at smaller or remote sites.

AIBADGER(TM) | AIbadger provides a flexible, affordable solution for intelligent, unified network management of wireless infrastructure. Bringing network management connectivity, site monitoring and alarm visibility to remote network sites, AIbadger is designed to meet a broad range of operating and security requirements. With AIbadger, service providers can lower operating costs, improve network availability, increase network flexibility and speed return on investment.

AIVORTEX(TM) | AIvortex is a scalable network bridging solution that allows service providers to aggregate remote sites without investing in an expensive router-based network. This compact, high-capacity solution is an effective means of reaching the outermost edges of a network without the commonly accepted technical complexities. With AIvortex, organizations gain a cost effective solution, multi-vendor interoperability, scalability, higher switch & transport network reliability, and simplified deployment.

Revenues from sales of hardware solutions are included in Products and Integrations Sales in the Company's consolidated financial statements and are described as Products Sales in the Company's product-line revenue analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NETWORK MANAGEMENT SOFTWARE SOLUTIONS

The Company offers several network management software (NMS) solutions to help telecommunications service providers manage their data communications networks. The Company generates software license fees from the sale of these NMS solutions.

APPLIEDVIEW(TM) | AppliedView consolidates all Applied Innovation equipment operations for improved system management. As the element management system for Applied Innovation equipment, AppliedView is integrated with HP OpenView(R) to provide an in-depth view of AI equipment and expand the reach of the management center to every AI network node. Its sophisticated yet easy-to-use graphical user interface (GUI), inventory control system, comprehensive menu system and firmware download scheduler provide all the tools necessary to monitor, provision and maintain installed Applied Innovation equipment. With AppliedView, service providers can accelerate problem resolution, simplify configuration of AI equipment, save time and money, speed recovery time in emergency situations and reduce administrative upgrade costs.

HP OPENVIEW(R) | Applied Innovation maximizes the industry leading HP OpenView suite to provide comprehensive and complete management solutions. AI combines its extensive telecom networking and operations expertise with HP's market-leading OpenView software suite to deliver proven, end-to-end management solutions. AI's solutions provide a strategic platform that affords the opportunity to increase strategic market position, maximize revenue, quicken response time, improve customer satisfaction, streamline operations and gain flexibility and scalability.

Such license fees and related third-party NMS equipment revenues are included in Products and Integration Sales in the Company's consolidated financial statements and are described as Products Sales in the Company's product-line revenue analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations.

SERVICES SOLUTIONS

Applied Innovation delivers added value to customers through a robust suite of service offerings. Leveraging our in-depth knowledge of the telecommunications industry, enterprise networking, network management systems and operational support requirements, we deliver scalable solutions to fulfill complex business requirements in innovative ways. Our comprehensive portfolio of services includes AI Network Management System Services, AI Deployment Services and other service offerings.

AI NETWORK MANAGEMENT SYSTEM SERVICES | AI offers a complete suite of professional services, including detailed design, integration, test, installation, training and overall program management, that significantly reduce the complexity, time and cost involved in moving towards new generation systems. AI's robust service offerings offer modularity, interoperability and openness - ensuring they are reliable, scalable and deliver a lower total cost of ownership. Our innovative deployment methods provide customers with integrated, tested and installed systems that are ready for operation.

AI DEPLOYMENT SERVICES | AI offers extensive Deployment Services, including site management, detail engineering, furnishing, installation, test and turn-up. Our roots in the telecommunications industry have yielded a highly trained, Telcordia(TM)-certified installation staff focused on meeting strict engineering standards and documentation requirements. It is a disciplined approach that carries over to every customer, industry and installation. We are also unique in offering an integrated method of deployment that unites customers' disparate third-party equipment and systems with our own. AI customers gain significant economies of scale because we can provide a large portion of the installation, cabling and configuration support prior to equipment and personnel arriving at the customer site.

ADDITIONAL SERVICE OFFERINGS | The Company generates services revenue from customers under contracts and/or purchase orders that define the scope of work for a given project. The Company generally recognizes services revenue at project completion. The Company also offers extended maintenance support agreements. Revenues from such agreements are deferred and recognized straight-line over the terms of the agreements.

Revenues from service work and maintenance contracts are classified as Services Sales in the Company's consolidated financial statements and are described as Services Sales in the Company's product-line revenue analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANUFACTURING AND OPERATIONS

All of the printed circuit boards, chassis enclosures and other hardware used in the Company's products are designed in the Company's Dublin facility and are proprietary designs of the Company. Under the supervision of the Vice President of Operations and the Company's Quality Control organization, printed circuit boards, chassis enclosures and power supplies used in each of the Company's products are contracted out to third party manufacturing firms for assembly. These subassemblies are then shipped to the Company for testing and final assembly. Procurement of materials is driven through an enterprise resource planning (ERP) system with production forecasts supplied to contract firms for component ordering from sources supplied and approved by the Company. The Company maintains and controls all documentation and process requirements for products manufactured by the contract assembly firms. The Company utilizes multiple assembly firms and is, therefore, not dependent on any single third party manufacturer.

The Company performs multiple inspections on its products as well as various test procedures prior to shipment to customers. These processes are designed to assure product performance and reliability in the environments in which the products will be used. The Company has made and continues to make significant investments to attain quality assurance consistent with stringent industry standards. The Company develops and manufactures its products in accordance with Network Equipment Building Standards (NEBS) and Generic Equipment Requirements guidelines. The Company is International Standards Organization 9001 (ISO 9001) certified.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

MARKETING, BUSINESS DEVELOPMENT, SALES AND SERVICES

The Company's products and services are sold primarily through its own sales force, except for independent sales agents and distributors in Australia, Brazil, Mexico, South Africa, and the United Kingdom. The Company is exploring alternative distribution channels to allow sales of the Company's products to markets that are not easily accessible or cost effective for its own sales force. In addition to the Dublin, Ohio headquarters, the Company maintains sales offices in Dallas, Denver and Mexico City. During 2002, the Company closed its Atlanta, Chicago and Pleasanton, CA sales offices.

The Company generates a large portion of its annual revenues from customers with whom the Company has done business for many years. Company sales personnel work with network managers and planners to determine network management requirements, the timing of individual projects, and the customers' funding for such projects. The Company generally has master purchase agreements with its largest recurring customers, and receives individual purchase orders from customers as Company products are required.

For new customers, sales leads are generated through targeted marketing efforts such as direct mail to telecommunications service providers and through product advertising and trade shows. Sales leads are followed up by personal contact from the Company's sales and marketing staff. If sufficient interest exists, an on-site visit may be scheduled for the purpose of making a sales presentation, which may include a product demonstration.

The technical complexity of the Company's products and the relative large size of customers create a long sales cycle for the Company's products. The technical nature of the products requires a sales force that is highly trained and technically experienced. The Company's sales force receives incentive compensation based on increased levels of sales.

RESEARCH AND DEVELOPMENT

The Company's research and development (R&D) activities are coordinated with product management and sales with specific focus on customer requirements. Enhancements to AIswitch are focused on enhancing the performance capabilities of the product and adding functionality. These enhancements allow a service provider to seamlessly transition to next generation operations support systems, integrate new elements into their systems more efficiently, consolidate network management systems and adapt the information flowing across the product for more rapid implementation of customer-driven applications.

Additional enhancements are in development for the AIbadger product line as well as producing additional products for the wireless market to enhance network management capabilities, improve service quality and speed the introduction of new technologies. Additional investments are being focused on the unique needs and requirements for international markets to enable further penetration of targeted countries.

The Company spent $7,084,646, $9,648,898 and $8,176,622 on Company-sponsored R&D during the fiscal years ended December 31, 2002, 2001 and 2000, respectively. R&D expenditures represented approximately 16%, 13% and 7% of annual sales in fiscal 2002, 2001 and 2000, respectively. The Company expects to continue committing resources and cash to its research and development efforts during 2003, although R&D spending in 2003 is expected to decrease, both in absolute dollars and as a percentage of sales. See "Business -- Business Risks -- New Products, Research and Development, and Rapid Technological Change; Need to Manage Product Transitions."

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

The Company warrants its products for a minimum of one year after the sale. Customers may also purchase extended warranty contracts with guaranteed overnight factory replacement service for circuit boards or system modules in the event of equipment failure. Software revisions to the Company's products are also available as part of the extended warranty contracts, or may be purchased by the customer. For an additional charge, on-site spares are available for those customers who require immediate replacement. For warranty-related issues and customers with extended maintenance agreements, the Company also provides a 24-hour Service Hotline and web-based support for instant access to its field service and support departments.

Warranty expense represented approximately 2.8%, 2.1% and 1.5% of annual sales in 2002, 2001 and 2000, respectively. See "Business -- Business Risks -- Risk of Product Defects."

COMPETITION

There are numerous manufacturers of data communications equipment. Manufacturers of these products frequently specialize their products for specific applications and could enter the Company's target markets. Significant competition exists from several well-established companies having resources superior to those of the Company and from other aggressive companies.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Competition for the Company's hardware products arises primarily from the following equipment suppliers: Cisco Systems, Datatek Corp., Dantel, DPS Telecom, Eastern Research, ION Networks and Quest Controls. In some cases, newer products or redesigned older products from these suppliers compete with the Company's products. See "Business -- Business Risks -- Competition."

Competition for the Company's service offerings includes internal solutions, offerings from other HP OpenView resellers and independent software vendors including Micromuse, Harris Corporation and TTI Telecom.

PERSONNEL

As of March 7, 2003, the Company had 155 full-time and part-time employees. The Company's employees are distributed among the following departments: Sales and Marketing 38; Research and Development 45; Services 29; Administration 21; and Operations 22.

BUSINESS RISKS

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for the year ended December 31, 2003, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

RISKS ASSOCIATED WITH CUSTOMER CONCENTRATION; DEPENDENCE ON TELECOMMUNICATIONS INDUSTRY | A significant portion of the Company's revenues in each fiscal quarter since inception has been derived from substantial orders placed by large organizations, such as the Regional Bell Operating Companies (RBOCs). As a result, the Company's sales often have been concentrated among a relatively small number of customers. In fiscal 2002, 2001 and 2000, sales from the Company's three, four and two largest customers represented approximately 75%, 66% and 61%, respectively, of the Company's total sales. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. None of the Company's customers are contractually obligated to license or purchase additional products or services from the Company. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that have accounted for significant sales in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. Furthermore, such customers are concentrated in the telecommunications industry. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company's products and services. Many of the Company's largest customers maintain collective bargaining agreements with their employees. Accordingly, they have been affected by labor strikes in the past and could be affected in the future. Such labor strikes may impact certain customers' ability to place orders for Company products, accept shipments or deploy products in their networks, and therefore, impact the Company's sales. Over the last 24 to 36 months, domestic telecommunications service providers have significantly reduced spending on new equipment and services and many competitive local exchange carriers (CLECs) have failed. Additionally, any future mergers and acquisitions among our customers could impact future orders from such customers. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration and factors affecting capital spending in the telecommunications industry.

PRODUCT CONCENTRATION | Revenue from the sale, service and support of the Company's AIswitch family of products has accounted for a substantial portion of the Company's sales since inception. The Company believes that revenue from the sale, service and support of the central office products will continue to account for a significant portion of the Company's net sales in fiscal 2003. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of these products, improvements to the product framework and new and enhanced development tools and network operations support. There can be no assurance that the Company's central office products and software will continue to achieve market acceptance or that the Company will be successful in developing, introducing or marketing improvements to its products or new or enhanced development tools and applications. The life cycles of products, including development tools and applications, are difficult to estimate due in large part to the recent emergence of many of the Company's markets, the effect of future product enhancements and competition. A decline in the demand for central office products as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.


NEW PRODUCTS, RESEARCH AND DEVELOPMENT, AND RAPID TECHNOLOGICAL CHANGE; NEED TO MANAGE PRODUCT TRANSITIONS | The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend on its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The Company is attempting to ensure future success by continuing to invest in its research and development effort. However, there can be no assurance that the Company will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards; that the Company will not experience difficulties that could delay or prevent the


--------------------------------------------------------------------------------
successful development, introduction and marketing of these new products and features; or that its new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, the Company's business, operating results and financial condition will be materially adversely affected.

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

COMPETITION | There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

DEPENDENCE UPON PROPRIETARY TECHNOLOGY; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT | The Company's success and ability to compete are dependent in part upon its proprietary software technology. The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights. The Company currently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. While the Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed or similar technology, the Company's business, operating results and financial condition could be materially adversely affected.

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

RELIANCE ON SUPPLIERS | The Company purchases raw material and licenses technology from a number of domestic and foreign sources. The Company believes that currently there are acceptable alternatives to the suppliers of raw material and technology used in its products which could be substituted for over time, with the exception of network routing products supplied by Cisco Systems, Inc. The Company currently purchases network routing products and licenses technology regarding the same from Cisco Systems, Inc. pursuant to a Technology Agreement. The term of the Technology Agreement expires on December 31, 2003 and automatically renews for one year periods, unless either party elects not to renew. Additionally, the Technology Agreement may be terminated by either party for any reason upon six months notice. The Company believes that some of its customers place a high value on the incorporation of network routing products and technology from Cisco Systems, Inc. into the Company's products. Further, Cisco can cancel the Technology Agreement if the Company markets its own routing technology that competes with the technology covered by the Technology Agreement. While the Company believes that it could obtain similar quality network routing products and technology from other vendors, the termination of the Technology Agreement could materially adversely affect the acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING | The Company currently anticipates that its existing cash, cash equivalents, investments, cash to be generated from future operations, available credit facility and funds which may be obtained from future financing activities will provide sufficient capital to meet the currently anticipated business needs of the Company. See "Management's Discussion and Analysis of Financial Condition and the Results of Operations -- Liquidity and Capital Resources." The Company may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including more rapid expansion or acquisitions of complementary businesses or technologies, or to develop new or enhanced services and related products or otherwise respond to unanticipated

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of unanticipated opportunities, develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures and the Company's business, operating results and financial condition could be materially adversely affected.

FUTURE OPERATING RESULTS UNCERTAIN | Although the Company has previously experienced growth in revenues and net income, the Company expects that historical growth rates are not sustainable and such growth rates should not be considered indicative of future growth, if any. There can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be profitable in any future period.

RISK OF PRODUCT DEFECTS | Products as complex as those offered by the Company may contain defects or failures when introduced or when new versions or enhancements are released. The Company has in the past discovered defects in certain of its products. Although the Company has remedied all known material defects in its products, there can be no assurance that, despite testing by the Company and its customers, errors will not be found in existing or new products or releases, resulting in delay or loss of revenue, loss of market share or failure to achieve market acceptance or substantial warranty expense. Any such occurrence could have a material adverse effect on the Company's business, operating results and financial condition.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY | The Company's quarterly operating results have in the past and will in the future vary significantly depending on factors such as the timing of significant orders and shipments; capital spending patterns of the Company's customers; changes in pricing policies by the Company or its competitors; the lengthy sales cycle of the Company's products; increased competition; changes in operating expenses; mergers and acquisitions among customers; personnel changes; demand for the Company's products; the number, timing and significance of new product and product enhancement announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis; and the mix of direct and indirect sales and general economic factors. A significant portion of the Company's revenues have been, and will continue to be, derived from substantial orders placed by large organizations, such as the RBOCs, and the timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly net sales and operating results have been and will continue to be difficult to forecast. Revenues are also difficult to forecast because the Company's sales cycle, from initial evaluation to product shipment, varies substantially from customer to customer. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. The Company's expense levels are based, in part, on its expectations as to future revenue levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with sales, net income (loss) may be disproportionately affected by a reduction in sales. The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to an increase in capital expenditures by customers in certain quarters. Based upon all of the foregoing, the Company believes that quarterly sales and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter, the Company's sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock could be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL | The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, professional services, customer support and product development personnel. In particular, the Company would be materially adversely affected if it were to lose the services of Gerard B. Moersdorf, Jr., Chief Executive Officer, President and Chairman of the Board, who has provided significant leadership and direction to the Company since its inception. The loss of other key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled managerial, sales, professional services, customer support and product development personnel. The Company has at times experienced and continues to experience challenges in recruiting qualified personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Furthermore, competitors have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

LIMITED MARKET; VOLATILITY OF STOCK PRICE | Although the Company is listed on the Nasdaq National Market, there can be no assurance that an active or liquid trading market in the Company's common stock will continue. The market price of the shares of the Company's common stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to copyrights or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such company. Such litigation could result in substantial costs and a diversion of management's attention


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

and resources, which could have a material adverse effect on the Company's business, operating results and financial condition.

ANTI-TAKEOVER PROVISIONS; CERTAIN PROVISIONS OF DELAWARE LAW; CERTIFICATE OF INCORPORATION AND BY-LAWS | Certain provisions of Delaware law and the Company's Certificate of Incorporation and By-Laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's By-Laws provide for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. Additionally, the directors, executive officers and existing principal stockholders of the Company and their affiliates beneficially own approximately 45.7% of the Company's common stock. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

CONCENTRATION OF STOCK OWNERSHIP | The present directors, executive officers and principal stockholders of the Company and their affiliates beneficially own approximately 45.7% of the Company's common stock. In particular, Gerard B. Moersdorf, Jr. and his former spouse own approximately 42.7% of the Company's common stock. In addition, Mr. Moersdorf, Jr. has the right, by agreement, to vote all of his former spouse's shares. As a result, these stockholders are able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

TERRORIST ACTS AND ACTS OF WAR | The terrorist attacks in New York and Washington D.C. on September 11, 2001 have disrupted commerce throughout the world and have intensified the uncertainty of the U.S. and global economies. The long-term effects on the Company's business from these attacks are unknown. The continued threat of terrorism and heightened security and military action in response to this threat may cause further disruption to the economy. Any such disruptions resulting in delays or cancellations of customer orders or the manufacture or shipment of products could have a material adverse effect on the Company's business, operating results and financial condition.


--------------------------------------------------------------------------------
         ITEM 2   | Properties
--------------------------------------------------------------------------------

The Company headquarters is a 115,000 square foot modern corporate office and manufacturing facility in Dublin, Ohio. All of the Company's manufacturing, administrative and research and development activities and a substantial portion of its marketing activities are conducted at this location. The Company owns the building and the approximately 33 acres of land on which it is situated. In addition, the Company leases sales office facilities in Dallas, Texas; Denver, Colorado; and Mexico City, Mexico.

--------------------------------------------------------------------------------
         ITEM 3   | Legal Proceedings
--------------------------------------------------------------------------------

The Company has no material legal proceedings against it, other than ordinary litigation incidental to its business.

--------------------------------------------------------------------------------
         ITEM 4   | Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

Not applicable.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PART II

--------------------------------------------------------------------------------
         ITEM 5   | Market for Registrant's Common Equity and Related
                    Stockholder Matters
--------------------------------------------------------------------------------

The Company's common stock is traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low prices for the Company's common stock. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

        -------------------------------------------------------------------
                                      2002                    2001
        -------------------------------------------------------------------
                                  High      Low           High      Low
        -------------------------------------------------------------------
        Q1                       $6.30    $4.35         $15.50    $8.25
        -------------------------------------------------------------------
        Q2                       $5.02    $3.56         $16.74    $7.65
        -------------------------------------------------------------------
        Q3                       $4.40    $2.11         $10.45    $5.35
        -------------------------------------------------------------------
        Q4                       $3.74    $2.20         $ 9.49    $5.10
        -------------------------------------------------------------------

At March 7, 2003, the Company had 502 stockholders of record.

The Company has not paid any cash dividends and presently anticipates that all of its future earnings will be retained for development of its business. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends would be at the discretion of the Company's Board of Directors and would depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. In addition, the Company's $10,000,000 credit facility prohibits the payment of cash dividends.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         ITEM 6   | Selected Financial Data
--------------------------------------------------------------------------------


APPLIED INNOVATION INC.
SELECTED CONSOLIDATED FINANCIAL DATA

YEARS ENDED DECEMBER 31,                                 2002           2001            2000           1999           1998
--------------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
--------------------------------------------------------------------------------------------------------------------------
Sales                                             $42,961,011    $73,019,150    $116,103,392    $49,523,619    $53,627,516
Cost of sales                                      23,556,671     39,251,716      75,906,065     20,917,459     22,236,650
-------------------------------------------------------------    -----------    ------------    -----------    -----------
   Gross profit                                    19,404,340     33,767,434      40,197,327     28,606,160     31,390,866
Selling, general and administrative expenses       18,413,456     22,183,578      18,455,315     11,965,059     14,428,447
Research and development expenses                   7,084,646      9,648,898       8,176,622      7,479,496     11,979,875
Restructuring charges                               2,890,155        292,330              --             --      3,800,000
-------------------------------------------------------------    -----------    ------------    -----------    -----------
   Total operating expenses                        28,388,257     32,124,806      26,631,937     19,444,555     30,208,322
-------------------------------------------------------------    -----------    ------------    -----------    -----------
   Income (loss) from operations                   (8,983,917)     1,642,628      13,565,390      9,161,605      1,182,544
Interest income, net                                  593,290      1,389,517       1,374,546        992,665        614,705
Other income (expense), net                             3,847        (39,179)        (20,934)       (68,189)     1,050,403
-------------------------------------------------------------    -----------    ------------    -----------    -----------
   Total other income, net                            597,137      1,350,338       1,353,612        924,476      1,665,108
-------------------------------------------------------------    -----------    ------------    -----------    -----------
   Income (loss) before income taxes               (8,386,780)     2,992,966      14,919,002     10,086,081      2,847,652
Income taxes                                       (3,532,000)       755,000       4,774,000      3,081,000        538,000
-------------------------------------------------------------    -----------    ------------    -----------    -----------
   Net income (loss)                              $(4,854,780)   $ 2,237,966    $ 10,145,002    $ 7,005,081    $ 2,309,652
=============================================================    ===========    ============    ===========    ===========

Basic earnings (loss) per share                   $     (0.32)   $      0.14    $       0.65    $      0.45    $      0.15
=============================================================    ===========    ============    ===========    ===========
Diluted earnings (loss) per share                 $     (0.32)   $      0.14    $       0.63    $      0.45    $      0.14
=============================================================    ===========    ============    ===========    ===========

Shares used in computing basic earnings
(loss) per share                                   15,092,328     15,870,492      15,598,723     15,598,143     15,804,608
=============================================================    ===========    ============    ===========    ===========
Shares used in computing diluted earnings
(loss) per share                                   15,092,328     16,140,993      16,014,153     15,647,050     15,962,846
=============================================================    ===========    ============    ===========    ===========

--------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
--------------------------------------------------------------------------------------------------------------------------
Cash and short-term and non-current investments   $23,964,017    $28,616,130    $ 26,274,009    $19,070,826    $17,211,499
Net working capital                                25,127,859     31,803,653      35,204,228     22,851,872     22,173,337
Total assets                                       50,384,908     60,847,804      80,688,451     44,594,329     39,769,673
Stockholders' equity                               43,299,366     50,903,912      49,991,620     37,087,664     31,642,683
-------------------------------------------------------------    -----------    ------------    -----------    -----------


See consolidated financial statements included in Item 8:
Financial Statements and Supplementary Data of this Form 10-K.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         ITEM 7   | Management's Discussion and Analysis of Financial Condition
                    and Results of Operations
--------------------------------------------------------------------------------

SAFE HARBOR STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but are not limited to, all statements regarding intent, beliefs, expectations, projections, forecasts and plans of the Company and its management, and include any statements regarding future sales and other results of operations, the continuation or changes of historical trends, the sufficiency of Applied Innovation's cash balances and cash generated from operating activities, research and development efforts and the future of the telecommunications industry or Applied Innovation's business. These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for Applied Innovation's products and services, competition, economic conditions, the fact that Applied Innovation may decide to substantially increase research and development expenditures to meet the needs of its business and customers, currently unforeseen circumstances which could require the use of capital resources and the various risks inherent in Applied Innovation's business and other risks and uncertainties detailed from time to time in Applied Innovation's periodic reports filed with the Securities and Exchange Commission. One or more of these factors have affected, and could in the future affect, Applied Innovation's business and financial results in future periods and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by Applied Innovation, or any other person, that the objectives and plans of Applied Innovation will be achieved. All forward-looking statements made herein are based on information presently available to the management of Applied Innovation. Applied Innovation assumes no obligation to update any forward-looking statements.

OVERVIEW

Applied Innovation Inc. (Applied Innovation, AI, or the Company) is a network management solutions company that simplifies and enhances the operation of complex, distributed voice and data networks. Building on a deep knowledge of network architecture, elements and management, AI delivers unique hardware, software and service solutions that provide greater connectivity, visibility and control of network elements and the systems that support them. The Company's largest customers are the four RBOCs, other large domestic and foreign phone companies and certain CLECs.

The turmoil in the telecommunications market is well into its third year. Facing declining revenues caused by weak demand for local lines and increased competition from cable, wireless and satellite, incumbent telecommunications service providers have repeatedly reduced planned capital spending, have laid-off workers, and some have gone into bankruptcy proceedings and/or ceased operations. The spending cutbacks have affected the Company through reduced product orders, even by our largest and most financially secure RBOC customers. Likewise, demand for the Company's installation services decreased substantially during the last year.

Applied Innovation's products and services help its customers to improve network quality and uptime and, at the same time, reduce network maintenance and repair costs. As such, the Company's products and services are largely discretionary in nature and its customers can temporarily postpone purchases. The Company believes its customers will increase spending on its products and services once the telecommunications market stabilizes so they can take advantage of the network quality and cost-saving characteristics of the Company's offerings. The Company does not believe it has lost any significant market share during the last two years, despite the reduction in sales it has experienced.

Over the past two years, Applied Innovation responded to declining sales prospects with a number of cost reduction actions, including a significant staff reduction in the third quarter of 2002. Overall operating costs were reduced 50% over the last two years through staffing reductions and other cost-cutting efforts. As a result, operating costs were reduced to a level appropriate for near-term sales prospects and, in the fourth quarter, resulted in the Company's lowest quarterly operating expenses in four years.

Although industry conditions appear more stable than they did at this time last year, announcements from large domestic service providers indicate that 2003 capital spending will be flat or slightly down compared to 2002. The Company believes that in the long-term and possibly as early as the end of 2003, domestic service providers will increase spending on network management equipment and the Company's product sales will increase. The Company expects to release new products in late 2003 which will enhance its ability to capitalize on the eventual recovery in our core market.

To help diversify its customer base and sales prospects, the Company has been aggressively expanding its international distribution capabilities over the last two years and in 2001 completed an acquisition targeting the wireless network management market. Additionally, the Company has modified its service sales focus, targeting higher margin network management system (NMS) integration projects, while decreasing its field installation activities. During 2003, the Company will continue to pursue U.S. Government communication business, an effort started in 2002 which resulted in several promising field trials in late 2002 and early 2003.

COMPARISON OF 2002 TO 2001

Sales for the year ended December 31, 2002 were $42,961,000, a 41% decrease from the prior year's sales of $73,019,000. The prior year's sales included $5,830,000 of integration sales from early 2001 which the Company identified at the time as non-recurring in nature. Excluding the impact of the non-recurring integration sales, sales decreased 36% from the previous year. The overall decrease in sales was primarily attributable to the ongoing capital spending reductions throughout the

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

telecommunications industry by the large domestic service providers, including the RBOCs, who comprise the majority of the Company's sales.

Domestic sales decreased $32,251,000, or 47%, from the prior year and comprised 85% of total sales in 2002 versus 94% in 2001. The Company continued to target international sales opportunities in 2002, resulting in international sales of $6,391,000, a 52% increase over the previous year. As a percentage of total sales, international sales increased to 15% in 2002 versus 6% in 2001.

Gross profit as a percentage of total sales was 45% for the year ended December 31, 2002 as compared to 46% in the prior year. Factors contributing to the overall decrease were: (i) lower product margins as a result of additional inventory charges taken during the year; (ii) lower sales volumes resulting in lower coverage of fixed manufacturing costs; and (iii) changes in product sales mix. Partially offsetting the decrease in product margins, however, were increased services margins based primarily on changes in the mix of services sales. The Company shifted its services focus towards higher margin NMS services and away from lower margin installation services. Also offsetting the decline in current year product margins was the lack of low margin integration sales in 2002.

The following table summarizes sales and gross profit for products, integration and services:

-----------------------------------------------------------------------------------------------
                                        Products     Integration        Services          Total
-----------------------------------------------------------------------------------------------
Year Ended December 31, 2002
-----------------------------------------------------------------------------------------------
Sales                                $35,992,000              --      $6,969,000    $42,961,000
Gross profit                          16,775,000              --       2,629,000     19,404,000
Gross profit %                               47%              --             38%            45%
------------------------------------------------       ---------     -----------    -----------

-----------------------------------------------------------------------------------------------
Year Ended December 31, 2001
-----------------------------------------------------------------------------------------------
Sales                                $52,841,000      $5,830,000     $14,348,000    $73,019,000
Gross profit                          28,190,000         866,000       4,711,000     33,767,000
Gross profit %                               53%             15%             33%            46%
------------------------------------------------      ----------     -----------    -----------

Product sales of $35,992,000 were 84% of total sales in 2002, versus product sales of $52,841,000, or 72%, of total sales in 2001. This represented a 32% decrease in product sales in 2002 from 2001, due largely to the industry-wide reduction in capital spending. Product sales include revenues from the sales of AIswitch(TM), AIscout(TM) and other products, as well as third-party hardware and software licensing revenues.

Gross profit on product sales was 47% for the year ended December 31, 2002 compared to 53% for the prior year. Product sales margins were negatively impacted by several factors during 2002. First, overall decreased sales volumes resulted in lower product margins due to lower absorption of certain fixed manufacturing costs. Second, product sales in 2002 included increased sales of third-party equipment associated with NMS deployments. Sales of such third-party equipment generally yield lower margins than the Company's core products. Third, the Company recorded inventory charges in excess of $2,000,000 during 2002 which were charged to cost of goods sold. The charges related primarily to the Company's discontinuance of its optical transmission product line based on the lack of investment in new optical network capacity by the major service providers. The charges also related to potential excess inventory and market price exposure associated with certain other materials in inventory.

The Company had no integration sales in 2002, compared to $5,830,000, or 8% of total sales in 2001. The integration sales in 2001, consisting of turnkey integrated systems and including a significant amount of third-party products integrated with the Company's products, were attributable to the sale of an integrated solution to one large customer and were identified as non-recurring at the time of sale. Since the first quarter of 2001, the Company has had no additional integration sales.

Services sales of $6,969,000 were 16% of total 2002 sales, versus services sales of $14,348,000, or 20%, of total 2001 sales. The 51% decrease in services sales from 2001 was primarily attributable to decreased demand for installation services, consistent with the overall decrease in product sales from the prior year and consistent with the overall reduced spending in the industry. The Company's NMS consulting and services sales increased during the year while sales from extended maintenance agreements were consistent with the prior year. Services sales include revenues from network planning and design, installation, project management, engineering services, training and maintenance.

Gross profit on services sales was 38% for the year ended December 31, 2002 compared to 33% for the prior year. The increase in gross profit on service sales in 2002 was primarily attributable to the reduction of lower margin installation work, the reduction in the number of installation technicians as part of the cost-cutting efforts and an increased mix of higher margin NMS services sales.

Because of the Company's concentration of sales to RBOCs, long distance phone companies and large CLECs, a small number of customers have historically comprised a substantial portion of the Company's sales. Sales to three customers comprised 75% of sales in 2002, with each contributing between 14% and 31% of sales. In 2001, sales to four customers comprised 66% of sales. Because of the direct correlation and relative importance of these significant customers' capital spending patterns to the Company, deviations from historical spending levels could significantly impact the Company's future operating results.

Selling, general and administrative (SG&A) expenses decreased to $18,413,000 in 2002 from $22,184,000 in 2001. As a percentage of total sales, this represented 43% in 2002 and 30% in 2001. The decrease in SG&A spending was primarily attributable to overall reductions in staffing (including the elimination of five senior management positions), bonuses and

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

commissions, advertising and trade show expenditures, travel expenses and other discretionary spending. The increase in SG&A spending as a percentage of total sales was primarily a result of lower total sales in 2002 than in 2001. The Company expects total 2003 SG&A expenses to decrease compared to 2002, primarily as a result of the reduced staffing and other cost-saving measures enacted. Likewise, SG&A spending as a percentage of total sales is expected to decline in 2003 as compared to 2002.

Research and development (R&D) expenses were $7,085,000 in 2002 and $9,649,000 in 2001. As a percentage of total sales, this represented 16% for 2002 and 13% for 2001. The decrease in R&D expenses was primarily attributable to decreased staffing costs and reduced expenditures on hardware, materials and parts, as well as reductions in other discretionary spending. The Company narrowed its R&D focus to concentrate more on those projects in its core telecommunications market with the greatest strategic value and market potential. The increase in R&D expenses as a percentage of total sales was primarily a result of lower total sales in 2002 than in 2001. While the Company plans to continue to invest in product enhancements and new product development, it expects 2003 R&D spending to decrease compared to 2002, both in absolute dollars and as a percentage of total sales.

The Company recorded non-recurring charges to operating expenses of $2,890,000 during 2002 to account for total workforce reductions of approximately 150 employees, throughout all departments. The restructuring charges were incurred as a result of two restructuring events in 2002. The first restructuring, occurring in the first quarter of 2002, resulted in total charges of $408,000 relating primarily to severance and fringe benefits associated with the termination of approximately 50 employees. The second restructuring occurred in the third quarter of 2002 and resulted in total charges of $2,482,000. Those charges related to severance and fringe benefit costs of terminating approximately 100 employees, as well as charges related to excess equipment and leased offices. The restructuring charges are shown as a separate line item on the consolidated statements of operations. As of December 31, 2002, $583,000 of such costs remained to be paid. The remaining accrued restructuring costs are expected to be paid in 2003, with the exception of $65,000 related to lease payments extending to 2005. In 2001, the Company recorded restructuring charges of $292,000 related primarily to severance and fringe benefit costs associated with the termination of approximately 40 employees, throughout all departments. No additional workforce reductions or other cost reduction actions are currently planned, however the Company will continue to monitor industry conditions and will take corrective action as industry conditions change.

As a result of the above factors, the Company recorded a loss from operations of $8,984,000 in 2002 compared to income from operations of $1,643,000 in 2001. Loss from operations represented 21% of sales in 2002, compared to income of 2% of sales in 2001.

Total other income, net decreased to $597,000 in 2002 versus $1,350,000 in 2001. The overall decrease resulted from lower interest income due to lower cash and investment balances in 2002 than in 2001, as well as lower average yields on those balances.

Loss before income taxes in 2002 was $8,387,000, or 20% of sales, compared to income before income taxes of $2,993,000, or 4% in 2001.

The Company's effective income tax benefit rate was 42% in 2002 compared to an effective tax expense rate of 25% in 2001. The increase in the effective income tax benefit rate in 2002 was due primarily to increased benefits associated with research and experimentation credits, the Company's foreign sales corporation and state net operating losses.

Net loss was $4,855,000, or $0.32 diluted loss per share, in 2002 versus net income of $2,238,000, or $0.14 diluted earnings per share, in 2001. The diluted weighted-average number of shares outstanding was 15,092,000 for 2002 compared to 16,141,000 for 2001. The decrease in the weighted-average number of shares outstanding was primarily due to the Company's stock repurchase program. During the twelve-month program, which ended in September 2002, the Company repurchased 1,011,000 shares of its common stock.

Total assets decreased from $60,848,000 at December 31, 2001 to $50,385,000 at December 31, 2002, a decrease of $10,463,000. Total cash and investments decreased $4,652,000 due primarily to funding of operations, which consumed cash of $948,000, stock repurchases of $2,835,000 and purchases of machinery and equipment of $961,000. Net accounts receivable decreased $2,457,000 as a result of overall lower sales volume and increased collection efforts. Net inventory decreased $3,912,000, relating primarily to inventory charges of over $2,000,000 which the Company recorded in 2002, the Company's efforts to reduce its working capital investment, as well as overall lower sales volume. Net property plant and equipment decreased $1,030,000 as a result of current year purchases offset by depreciation expense and asset disposals. Partially offsetting those decreases was the increase in income taxes receivable of $2,176,000 due to tax refunds resulting from the current year operating losses.

Total liabilities decreased from $9,944,000 at December 31, 2001 to $7,086,000 at December 31, 2002. The largest portion of that total decrease of $2,858,000 was attributable to deferred revenue. Deferred revenue decreased $1,588,000 as a result of the timing of several large customer maintenance and support agreements entered into in late 2001. Such agreements are initially recorded as deferred revenue and the corresponding revenue is then recognized over the terms of the related agreements. Accrued expenses decreased $1,132,000 from the prior year due primarily to timing considerations and overall lower business volume, partially offset by increased restructuring accruals.

Total stockholders' equity decreased $7,605,000 primarily as a result of the current year net loss of $4,855,000 and the Company's repurchase of common stock in 2002 totaling $2,835,000.

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


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

throughout the year and reduced spending by larger service providers, including all of our RBOC customers, in the second half of the year.

Gross profit as a percentage of total sales was 46% for the year ended December 31, 2001 as compared to 35% in the prior year. The overall increase in gross profit percentage was primarily attributable to a change in the overall sales mix as integration sales, which carry a lower gross margin than products and services sales, represented 8% of total sales versus 39% in 2000.

The following table summarizes sales and gross profit for products, integration and services:

-----------------------------------------------------------------------------------------------------
                                       Products         Integration        Services             Total
-----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
-----------------------------------------------------------------------------------------------------
Sales                               $52,841,000         $ 5,830,000     $14,348,000      $ 73,019,000
Gross profit                         28,190,000             866,000       4,711,000        33,767,000
Gross profit %                              53%                 15%             33%               46%
-----------------------------------------------         -----------     -----------      ------------

-----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------
Sales                               $64,030,000         $45,644,000     $ 6,429,000      $116,103,000
Gross profit                         34,740,000           2,682,000       2,775,000        40,197,000
Gross profit %                              54%                  6%             43%               35%
-----------------------------------------------         -----------     -----------      ------------

Product sales of $52,841,000 were 72% of total sales in 2001, versus product sales of $64,030,000, or 55%, of total sales in 2000. This represented a 17% decrease in product sales in 2001 from 2000, due largely to the industry-wide reduction in capital spending, particularly in the second half of 2001. Product sales comprised a larger percentage of total sales in 2001 as compared to 2000 because of the significant decrease in integration sales in 2001. Product sales include revenues from the sales of AIswitch, AIscout and other products, as well as software licensing revenues.

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

Gross profit on integration sales was 15% for the year ended December 31, 2001, compared to 6% in the prior year. Since the integration sales included a significant amount of third-party equipment, the gross profit margin was significantly lower than margins on products or services sales. Gross profit in 2001 was higher than the prior year because 2001 integration sales included a higher proportion of AI equipment and labor, which yields higher gross margins than third-party equipment.

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

Gross profit on services sales was 33% for the year ended December 31, 2001 compared to 43% for the prior year. The decrease in gross profit on service sales in 2001 was primarily attributable to a lower mix of maintenance revenues, which generally have higher margins than revenues from other services, as well as decreased utilization of services personnel in the latter half of 2001 as overall spending in the telecommunications industry slowed.

Because of the Company's concentration of sales to RBOCs, long distance phone companies and large CLECs, a small number of customers have historically comprised a substantial portion of the Company's sales. Sales to four customers comprised 66% of sales in 2001, with each contributing between 13% and 23% of sales. In 2000, sales to two customers comprised 61% of sales.

SG&A expenses increased to $22,184,000 in 2001 from $18,455,000 in 2000. As a percentage of total sales, this represented 30% in 2001 and 16% in 2000. The increase in SG&A spending was primarily attributable to increased staffing, additional personnel and costs associated with acquisition of certain assets of the remote network management systems and information collection device business of Badger Technology, Inc. (Badger), increased international travel and selling expenses and higher insurance costs. In addition, SG&A expenses as a percentage of total sales increased due to the decrease in integration sales in the current year as compared to the prior year.

R&D expenses were $9,649,000 in 2001 and $8,177,000 in 2000. As a percentage of total sales, this represented 13% for 2001 and 7% for 2000. The increase in R&D expenses was primarily attributable to increased staffing costs to support product

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

development associated with international and wireless opportunities. The decrease in integration sales in 2001 as compared to 2000 also contributed to the increase in R&D expenses as a percentage of total sales.

The Company recorded a non-recurring charge to operating expenses of $292,000 in the second quarter of 2001 to account for an approximate 15% reduction in workforce, or approximately 40 employees, throughout all departments. This restructuring charge is separately stated on the consolidated statements of operations and reflects estimated severance and fringe benefit costs associated with the termination of employees. The Company paid out all such costs as of December 31, 2001.

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

Net income was $2,238,000, or $0.14 diluted earnings per share, in 2001 versus net income of $10,145,000, or $0.63 diluted earnings per share, in 2000. The diluted weighted-average number of shares outstanding was 16,141,000 for 2001 compared to 16,014,000 for 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $23,964,000 of cash and cash equivalents and short- and long-term investments at December 31, 2002, a decrease of $4,652,000 from the December 31, 2001 balance of $28,616,000. Despite the net loss of $4,855,000 in 2002, operating activities used only $948,000 of cash due to certain non-cash operating expenses and favorable changes in working capital. Operating expenses not requiring the use of cash included inventory charges of $2,151,000, depreciation and amortization of $1,925,000 and loss on disposal of assets primarily related to the restructuring of $242,000. Significant changes in working capital which provided cash included: decreased accounts receivable of $2,457,000 and decreased inventory of $1,761,000 (net of non-cash charges), offset by increased income taxes receivable of $2,176,000; decreased deferred revenue of $1,588,000; and decreased accrued expenses of $1,186,000. Investing activities in 2002 used $3,057,000 in cash, including $961,000 for equipment purchases to support operations and $2,130,000 for investment securities purchases (net of maturities and sales). Additionally, financing activities used $2,708,000 of cash in 2002, largely attributable to the Company repurchasing $2,835,000 of its common stock.

Net working capital was $25,128,000 at December 31, 2002 compared to $31,804,000 at December 31, 2001. At December 31, 2002, the current ratio was 5.0:1 and the Company's only debt outstanding was a $750,000 note payable issued in conjunction with the Badger asset acquisition in 2001. The note payable bears interest at an annual rate of 8%, with interest payments due semi-annually and principal due at maturity in August 2004.

At the April 25, 2002 Annual Meeting of Stockholders, the Applied Innovation Inc. Employee Stock Purchase Plan (the ESPP) was approved and adopted. The ESPP authorizes the Company to issue up to 500,000 shares of common stock to eligible employees, as defined. The ESPP has semi-annual offering periods commencing January 1 and July 1. During each offering period, eligible employees may purchase shares at a price equal to 90% of fair market value on the first or last business day of the offering period, whichever is lower. As of December 31, 2002, no shares of common stock were issued pursuant to the ESPP. On January 3, 2003, the Company issued 24,318 shares of stock at a price of $2.73 per share based on employee payroll deductions for the six-month period ending December 31, 2002.

On August 7, 2002, the Company entered into an agreement with The Huntington National Bank (the Bank) for a credit facility. The term of the credit facility is 364 days and provides for a line of credit up to $10,000,000, with interest payable monthly and principal due at maturity. Borrowings on the line are subject to a borrowing base limited to $5,000,000 on real estate, plus 75% of eligible accounts receivable and 40% of eligible inventory, as defined in the agreement. Borrowings bear interest at the London Interbank Offered Rate (LIBOR) plus 1.65%, or the Bank's Prime Commercial Rate less 1.00%, at the option of the Company. Borrowings are collateralized by the Company's receivables, inventory, certain investments, equipment, real estate and general intangibles. The credit facility contains certain financial covenants, including, but not limited to, restrictions on the payment of dividends, minimum tangible net worth and a minimum liquidity ratio. At December 31, 2002, the Company had no outstanding borrowings under this facility and was in compliance with all covenants.

The Company believes that its existing cash, cash equivalents, investments, cash to be generated from future operations and available credit facility will provide sufficient capital to meet the business needs of the Company through the end of 2003. In addition, the Company believes it could generate additional funding through issuance of debt or equity or through the sale of land if the Company's working capital needs significantly increase due to circumstances such as sustained weakness in the telecommunications industry resulting in decreased demand for the Company's products and services and operating losses; faster than expected growth resulting in increased accounts receivable and inventory; additional investment or acquisition activity; or significant research and development efforts. However, there can be no assurance that additional financing will be available on terms favorable to the Company or at all.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company applies certain accounting policies, which are critical in understanding the Company's results of operations and the information presented in the consolidated financial statements. Because these policies require judgment and involve choices among alternatives, reported results could vary materially if different assumptions or policies were utilized. Critical accounting policies and estimates include:

REVENUE RECOGNITION | Revenue is generally recognized on product and integration sales as products are delivered and ownership and risk of loss are transferred. In certain limited situations, customers may request that products are built and

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

prepared for shipment but held temporarily by the Company on the customer's behalf. In those instances, revenue is recognized when all other terms and obligations of the sale are met, including transfer of ownership and risk of loss.

The Company also derives revenue from the sale of network management system projects that may include a combination of the following multiple elements: internally developed software; resale of third-party software and related computer equipment; installation, training and consulting services; and Company-provided and third-party maintenance and support agreements for the software and equipment. In a multiple element arrangement, revenue from the individual elements is unbundled based on their relative fair values and recognized as follows:

     * Software license fee revenue on internally developed software is recognized in accordance with the following four elements of software revenue recognition: (1) persuasive evidence of an arrangement exists,
          (2) delivery has occurred, (3) the related fee is fixed and determinable, and (4) collectibility is probable. Software license fees are generally recognized when the software product has been delivered, which is generally the point at which all four criteria have been met.

     * Third-party software and equipment revenue are recognized when delivery has occurred and ownership and risk of loss have transferred. Revenue from resale of third-party maintenance contracts is recorded upon delivery of the maintenance agreement.

     * Revenue from installation, training and consulting services is recognized as the services are delivered or upon project completion.

     * Revenue from maintenance and support agreements is recognized straight-line over the term of the related agreement.

The Company also generates revenue from the activities of its services division. Installation service projects are typically short-term projects that are billed and accepted by the customer on a project-by-project basis, with revenue recognized upon project completion. Revenues from maintenance contracts are recognized straight-line over the related maintenance period.

SALES RETURN ALLOWANCES | Other than issues involving warranty claims, customers generally do not have the right to return products. However, in certain limited circumstances as defined in contracts, customers are permitted to return products. The Company establishes a sales return allowance, when necessary, reflecting its estimate of such product returns. The estimate is based on a number of factors, including the contract provisions, the Company's understanding of each customer's forecasted usage of previously purchased products and the estimated likelihood that customers will return products. At December 31, 2002 and 2001, the Company has no sales return allowances recorded.

ALLOWANCE FOR DOUBTFUL ACCOUNTS | The Company sells to its customers on credit, generally requiring payment within thirty days from delivery. Since the Company's customer base is generally comprised of very large, well-funded service providers, the Company's historical credit risk has been very low. However, the Company does establish allowances against accounts receivable for potentially uncollectible amounts. The Company estimates necessary allowances based on its analysis of customers' outstanding receivables at the individual invoice level, the customers' payment history and any other known factors concerning their current financial condition and ability to pay. After the Company has exhausted its collection efforts and determined that amounts are uncollectible at the individual invoice level, such amounts are charged off against the allowance. To the extent any customers unexpectedly become insolvent or unable to pay amounts due, the allowance estimates may be incorrect. Over the last twelve to twenty-four months, many telecommunications service providers, including some that have historically been customers of the Company, have experienced financial challenges. The Company did not have any significant exposure to bankruptcies among our customers. Further, the Company has not historically provided vendor financing to its customers, and currently has no plans to do so.

INVENTORY | The Company records inventory utilizing standard costs, which approximate actual costs on a first-in, first-out basis. Additionally, the Company carries inventory at the lower of cost or market. The Company periodically estimates its necessary reserve for inventory obsolescence to ensure inventory balances are properly stated. Such estimates are based on inventory quantities on hand, sales forecasts for particular products, overall industry trends that may affect individual product lines, as well as fluctuations in component prices from suppliers. Continued weak demand and falling component prices could impact the valuation of the Company's inventory.

INTANGIBLE ASSETS AND GOODWILL | The Company has certain intangible assets resulting from business acquisitions that are recorded at cost. These intangible assets are amortized straight-line over their respective estimated economic lives, generally up to three years, and are reviewed for impairment under certain circumstances. Goodwill, representing the excess of purchase price over the fair value of the net assets acquired, is not subject to periodic amortization. Goodwill is reviewed for impairment at least annually and may be reviewed more frequently if certain events occur or circumstances change.

WARRANTY | The Company generally warrants its products for a minimum of one year after sale. Based primarily on historical experience and any known warranty issues with existing products, the Company estimates its expected future warranty costs and accrues such costs at the time of sale. Warranty costs generally consist of labor and materials to repair defective parts, replacement parts, shipping costs to replace materials, and labor and travel costs associated with customer site visits to repair products or correct prior service work. The Company's overall warranty costs have been decreasing over the past several years, primarily due to improved product quality. However, as the Company introduces new products using new technology or if defects are found in widely distributed products, such costs could increase in the future.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

INCOME TAXES | The Company utilizes the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and respective tax bases. The Company's provision for income taxes involves estimates of taxable income for federal, state and local purposes in various taxing jurisdictions as well as estimated research and experimentation credits and estimated credits related to foreign sales, all of which could be subject to change in the event of an audit by the Internal Revenue Service.

STOCK-BASED COMPENSATION | Under various stock option plans, the Company has issued stock options to employees and members of the Company's Board of Directors. The Company applies the intrinsic value-based method of accounting for its fixed plan stock options and therefore must record compensation expense for any options granted with an exercise price less than the current market price at the date of grant. Because the Company has not granted any options with exercise prices less than market prices at the date of grant, the Company has not recorded any compensation expense in its consolidated statements of operations. Had the Company accounted for its stock options using the Black Scholes option-pricing model, a fair value-based method, rather than an intrinsic value-based method, the Company would have recognized additional compensation expense, net of related tax effects, of approximately $1,736,000, $2,617,000, and $1,297,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

USE OF ESTIMATES | In addition to the above critical accounting policies, the Company utilizes certain estimates in preparing its consolidated financial statements. Because these estimates are inherently subjective and affect the reported amounts of assets and liabilities as well as contingent assets and liabilities, different estimates would yield different results as reported in the consolidated financial statements. Areas that involve utilization of significant estimates include accounting for doubtful accounts, inventory obsolescence, estimated useful lives of property, plant and equipment and intangible assets, depreciation and amortization, sales returns, warranty costs, income taxes and contingencies.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company is obligated over the next four years for office space under various operating leases. Future minimum lease payments, net of estimated sublease payments under these leases, are $143,000 in 2003, $78,000 in 2004, $75,000 in 2005 and $23,000 in 2006.

The Company's note payable of $750,000 is due in August 2004. Also, related to the Badger acquisition, the Company may make contingent payments of up to $750,000 based on certain product sales over the next two years.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted Statement 143 on January 1, 2003. Statement 143 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities by requiring that expenses related to the exit of an activity or disposal of long-lived assets will be recorded when they are incurred and measurable. Prior to Statement 146, these charges were accrued at the time of commitment to exit or dispose of an activity. The Company adopted Statement No. 146 on January 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.


--------------------------------------------------------------------------------
        ITEM 7A   | Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------------------

The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuations, or similar market risks. The Company invests in various debt obligations, primarily U.S. government and agency obligations and high quality commercial paper, with maturities generally less than three years. Although the yields on such investments are subject to changes in interest rates, the potential impact to the Company and its future earnings as a result of customary interest rate fluctuations is immaterial. Furthermore, the Company has not entered into any derivative contracts. Related to the Badger acquisition, the Company has a $750,000 note payable, bearing interest at a fixed rate of 8% annually and due in August 2004.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
         ITEM 8   | Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Applied Innovation Inc.:

We have audited the accompanying consolidated balance sheets of Applied Innovation Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Innovation Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP

Columbus, Ohio
January 24, 2003

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


APPLIED INNOVATION INC.
CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                                         2002             2001
--------------------------------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                                   $ 8,986,292      $15,698,594
  Short term investments                                                                        8,028,510        6,067,770
  Accounts receivable, net of allowance of $430,000 in 2002 and $475,000 in 2001                5,240,248        7,697,003
  Inventory, net                                                                                3,409,842        7,322,316
  Income taxes receivable                                                                       3,079,534          903,269
  Other current assets                                                                            668,975          630,593
  Deferred income taxes                                                                         2,050,000        2,678,000
---------------------------------------------------------------------------------------------------------      -----------
        Total current assets                                                                   31,463,401       40,997,545
Property, plant and equipment, net                                                              7,793,014        8,823,355
Investments                                                                                     6,949,215        6,849,766
Intangible assets, net of accumulated amortization of $423,750 in 2002 and $213,750 in 2001       341,250          551,250
Goodwill                                                                                        3,477,001        3,423,201
Deferred income taxes                                                                             226,000           33,000
Other assets                                                                                      135,027          169,687
---------------------------------------------------------------------------------------------------------      -----------
                                                                                              $50,384,908      $60,847,804
=========================================================================================================      ===========

--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                            $ 1,621,148      $ 1,759,686
  Accrued expenses:
     Warranty                                                                                     542,651          819,166
     Payroll and related expenses                                                                 647,149        1,512,229
     Restructuring                                                                                582,811            6,696
     Other accrued expenses                                                                     1,039,227        1,606,043
  Deferred revenue                                                                              1,902,556        3,490,072
-----------------------------------------------------------------------------------------------------------    -----------
        Total current liabilities                                                               6,335,542        9,193,892
Note payable                                                                                      750,000          750,000
-----------------------------------------------------------------------------------------------------------    -----------
        Total liabilities                                                                       7,085,542        9,943,892
-----------------------------------------------------------------------------------------------------------    -----------

--------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
  Preferred stock; $.01 par value; authorized 5,000,000 shares; none issued and outstanding            --               --
  Common stock; $.01 par value; authorized 55,000,000 shares;                                     149,507          155,129
  issued and outstanding 14,950,749 shares in 2002 and 15,512,899 shares in 2001
  Additional paid-in capital                                                                    5,845,740        8,659,450
  Note receivable for common stock                                                               (382,783)        (494,871)
  Retained earnings                                                                            37,680,937       42,535,717
  Accumulated other comprehensive gain, net                                                         5,965           48,487
---------------------------------------------------------------------------------------------------------      -----------
        Total stockholders' equity                                                             43,299,366       50,903,912
---------------------------------------------------------------------------------------------------------      -----------
                                                                                              $50,384,908      $60,847,804
=========================================================================================================      ===========

See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


APPLIED INNOVATION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


-----------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                       2002          2001            2000
-----------------------------------------------------------------------------------------------------------------
Sales:
  Products and integration                                              $35,992,455   $58,670,859    $109,673,655
  Services                                                                6,968,556    14,348,291       6,429,737
-----------------------------------------------------------------------------------   -----------    ------------
  Total sales                                                            42,961,011    73,019,150    $116,103,392
-----------------------------------------------------------------------------------   -----------    ------------
Cost of sales:
  Cost of sales - products and integration                               19,216,831    29,614,268      72,252,187
  Cost of sales - services                                                4,339,840     9,637,448       3,653,878
-----------------------------------------------------------------------------------   -----------    ------------
  Total cost of sales                                                    23,556,671    39,251,716      75,906,065
-----------------------------------------------------------------------------------   -----------    ------------
  Gross profit                                                           19,404,340    33,767,434      40,197,327
Operating expenses:
  Selling, general and administrative                                    18,413,456    22,183,578      18,455,315
  Research and development                                                7,084,646     9,648,898       8,176,622
  Restructuring charges                                                   2,890,155       292,330               -
-----------------------------------------------------------------------------------   -----------    ------------
  Total operating expenses                                               28,388,257    32,124,806      26,631,937
-----------------------------------------------------------------------------------   -----------    ------------
  (Loss) income from operations                                          (8,983,917)    1,642,628      13,565,390
Other income (expense):
  Interest income, net                                                      593,290     1,389,517       1,374,546
  Other income (expense), net                                                 3,847       (39,179)        (20,934)
-----------------------------------------------------------------------------------   -----------    ------------
  Total other income, net                                                   597,137     1,350,338       1,353,612
-----------------------------------------------------------------------------------   -----------    ------------
  (Loss) income before income taxes                                      (8,386,780)    2,992,966      14,919,002
Income taxes                                                             (3,532,000)      755,000       4,774,000
-----------------------------------------------------------------------------------   -----------    ------------
  Net (loss) income                                                     $(4,854,780)  $ 2,237,966    $ 10,145,002
===================================================================================   ===========    ============

-----------------------------------------------------------------------------------   -----------    ------------
(Loss) earnings per share:
  Basic (loss) earnings per share                                       $     (0.32)  $      0.14    $       0.65
  Diluted (loss) earnings per share                                     $     (0.32)  $      0.14    $       0.63
-----------------------------------------------------------------------------------   -----------    ------------

-----------------------------------------------------------------------------------   -----------    ------------
Weighted-average shares outstanding for basic (loss) earnings
per share                                                                15,092,328    15,870,492      15,598,723
-----------------------------------------------------------------------------------   -----------    ------------

-----------------------------------------------------------------------------------   -----------    ------------
Weighted-average shares outstanding for diluted (loss) earnings
per share                                                                15,092,328    16,140,993      16,014,153
-----------------------------------------------------------------------------------   -----------    ------------


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


APPLIED INNOVATION INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------
                            |- - - Common stock - - -|
                                                                                              Accumulated
                                                                          Note                      Other
                                  Number               Additional   Receivable              Comprehensive
                               of Shares                  Paid in   for Common     Retained          Gain
                             Outstanding      Amount      Capital        Stock     Earnings   (Loss), Net        Totals
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 1999              15,371,932   $153,719   $ 6,801,476  $      --   $30,152,749      $(20,280)  $37,087,664
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                           --         --            --         --    10,145,002            --    10,145,002
  Unrealized gain on
  investments, net                     --         --            --         --            --        74,128        74,128
                                                                                                            -----------
Total comprehensive income                                                                                   10,219,130
Stock options exercised           336,547      3,366     1,670,573         --            --            --     1,673,939
Sale of stock to officer          100,000      1,000     1,199,000   (600,000)           --            --       600,000
Tax benefit associated with
exercise of stock options              --         --       410,887         --            --            --       410,887
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 2000              15,808,479   $158,085   $10,081,936  $(600,000)  $40,297,751      $ 53,848   $49,991,620
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income:
  Net income                           --         --            --         --     2,237,966            --     2,237,966
  Unrealized loss on
  investments, net                     --         --            --         --            --        (5,361)       (5,361)
                                                                                                            -----------
Total comprehensive income                                                                                    2,232,605
Stock options exercised            99,720        997       479,513         --            --            --       480,510
Sale of stock to officer           50,000        500       427,625         --            --            --       428,125
Common stock repurchased         (445,300)    (4,453)   (3,023,674)        --            --            --    (3,028,127)
Repayment of note receivable
for common stock                       --         --            --    105,129            --            --       105,129
Tax benefit associated with
exercise of stock options              --         --       694,050         --            --            --       694,050
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 2001              15,512,899   $155,129   $ 8,659,450  $(494,871)  $42,535,717      $ 48,487   $50,903,912
-----------------------------------------------------------------------------------------------------------------------
Comprehensive loss:
  Net loss                             --         --            --         --    (4,854,780)           --    (4,854,780)
  Unrealized loss on
  investments, net                     --         --            --         --            --       (42,522)      (42,522)
                                                                                                            -----------
Total comprehensive loss                                                                                     (4,897,302)
Stock options exercised             4,000         40        15,179         --            --            --        15,219
Common stock repurchased         (566,150)    (5,662)   (2,829,229)        --            --            --    (2,834,891)
Repayment of note receivable
for common stock                       --         --            --    112,088            --            --       112,088
Tax benefit associated with
exercise of stock options              --         --           340         --            --            --           340
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 2002              14,950,749   $149,507   $ 5,845,740  $(382,783)  $37,680,937      $  5,965   $43,299,366
-----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

APPLIED INNOVATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                        2002                2001                2000
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                                     $ (4,854,780)       $  2,237,966        $ 10,145,002
  Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
     Depreciation                                                          1,715,261           1,721,061           1,633,729
     Amortization of intangible assets                                       210,000             213,750                  --
     Provision for doubtful accounts                                         114,596             443,527             464,548
     Loss (gain) on disposal of assets                                       241,914             (12,714)             17,080
     Deferred income tax expense (benefit)                                   462,000             (33,000)         (1,442,000)
     Tax benefit of options exercised                                            340             694,050             410,887
     Effects of change in operating assets and liabilities,
     net of assets acquired and liabilities assumed in
     acquisition:
        Accounts receivable                                                2,342,159          22,017,975         (19,465,222)
        Inventory                                                          3,912,474           5,015,679          (8,095,628)
        Income taxes receivable                                           (2,176,265)         (3,294,671)            986,392
        Other current assets                                                 (38,382)            222,391            (352,352)
        Other assets                                                          34,660              71,354             (30,694)
        Accounts payable                                                    (138,538)        (17,280,850)         17,277,536
        Accrued expenses                                                  (1,186,096)         (1,398,102)          1,318,863
        Deferred revenue                                                  (1,587,516)           (450,985)          3,607,375
------------------------------------------------------------------------------------        ------------        ------------
    Net cash (used in) provided by operating activities                     (948,173)         10,167,431           6,475,516

Cash flows from investing activities:
  Purchases of property, plant and equipment                                (961,400)         (1,825,076)         (1,626,559)
  Payment for business acquisition                                                --          (4,044,969)                 --
  Purchases of investments                                               (13,870,211)        (23,108,753)         (8,885,238)
  Maturities of investments                                               10,983,967          15,598,693           3,171,770
  Sales of investments                                                       756,533           6,871,092             675,624
  Proceeds from sales of property, plant and equipment                        34,566              34,459               6,160
------------------------------------------------------------------------------------        ------------        ------------
    Net cash used in investing activities                                 (3,056,545)         (6,474,554)         (6,658,243)

Cash flows from financing activities:
  Common stock repurchased                                                (2,834,891)         (3,028,127)                 --
  Proceeds from payment on note receivable                                   112,088             105,129                  --
  Proceeds from issuance of common stock                                      15,219             908,635           2,273,939
------------------------------------------------------------------------------------        ------------        ------------
    Net cash (used in) provided by financing activities                  (2,707,584)         (2,014,363)           2,273,939
------------------------------------------------------------------------------------        ------------        ------------
(Decrease) increase in cash and cash equivalents                          (6,712,302)          1,678,514           2,091,212
Cash and cash equivalents - beginning of year                             15,698,594          14,020,080          11,928,868
------------------------------------------------------------------------------------        ------------        ------------
Cash and cash equivalents - end of year                                 $  8,986,292        $ 15,698,594        $ 14,020,080
====================================================================================        ============        ============

------------------------------------------------------------------------------------        ------------        ------------
Supplemental cash flow disclosure:
  Income taxes (received) paid, net                                     $ (1,818,737)       $  3,364,427        $  4,818,722
------------------------------------------------------------------------------------        ------------        ------------

See accompanying notes to consolidated financial statements


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

APPLIED INNOVATION INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
      FOOTNOTE 1 | DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
                   ACCOUNTING POLICIES
--------------------------------------------------------------------------------



The following accounting principles and practices of Applied Innovation Inc. and subsidiaries ("the Company") are set forth to facilitate the understanding of data presented in the consolidated financial statements:


DESCRIPTION OF BUSINESS ACTIVITY

The Company is a network management solutions company that simplifies and enhances the operation of complex, distributed voice and data networks. Building on a deep knowledge of network architecture, elements and management, the Company delivers unique hardware, software and service solutions that provide greater connectivity, visibility and control of network elements and the systems that support them.

The Company's solutions are targeted to three primary markets in the U.S. and abroad: 1) telecommunications companies using wireline networks; 2) telecommunications companies using wireless networks; and 3) government networks. Synergies within the markets allow the Company to leverage its knowledge and experience and deliver a common value proposition based on key competitive differentiators--namely, its extensive knowledge of network infrastructure, its commitment to vendor neutrality, and its focus on customers. At the same time, the Company delivers targeted value to each market by understanding and meeting their unique demands.

The Company was founded in Columbus, Ohio in 1983 and has two wholly owned subsidiaries.



PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Applied Innovation Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.



CASH EQUIVALENTS

Cash equivalents represent short-term investments with original maturities of three months or less. At December 31, 2002 and 2001, cash equivalents of $7,139,654 and $14,122,256, respectively, were invested in money markets, corporate notes, commercial paper and taxable and tax-exempt bonds.



INVESTMENTS

The Company invests in various debt obligations, primarily U.S. government and agency obligations and high quality commercial paper, with maturities generally less than three years. Since the Company does not intend to hold its investments in debt securities until maturity and does not actively trade the securities to maximize trading gains, the Company classifies these securities as "available-for-sale" and, accordingly, reports such securities at fair value plus accrued interest. The fair value of debt securities is determined from public quotations for such securities as of the reporting date. Any temporary excess (deficiency) of fair value over (under) the underlying cost of the investment, net of taxes, is excluded from current period earnings and is reported as unrealized gains (losses) as a separate component of stockholders' equity.



ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company grants credit on open account to its customers, substantially all of whom are in telecommunications industry. Due to the nature of its customer base, the Company's historical credit risk has been low. The Company generally requires payment within thirty days from delivery and has not provided extended payment terms under any type of vendor financing arrangements. However, the Company does establish allowances against accounts receivable for potentially uncollectible amounts. The Company estimates necessary allowances based on its analysis of customers' outstanding receivables at the individual invoice level, the customers' payment history and any other known factors concerning their current financial condition and ability to pay. After the Company has exhausted its collection efforts and determined that amounts are uncollectible at the individual invoice level, such amounts are charged off against the allowance.



REVENUE RECOGNITION

PRODUCT SALES | The Company recognizes product and integration sales when products are delivered and ownership and risk of loss are transferred. Alternatively, in certain limited circumstances, a customer's order may direct the Company to build products and prepare them for shipment, but hold such products temporarily on the customer's behalf. In such situations, revenue is recognized when all other terms and obligations of the sale are met, including transfer of ownership and risk of loss.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

NETWORK MANAGEMENT SYSTEM SALES | Revenue from the sale of network management system projects may include a combination of the following multiple elements: internally developed software; resale of third-party software and related computer equipment; installation, training and consulting services; and Company-provided and third-party maintenance and support agreements for the software and equipment. In a multiple element arrangement, revenue from the individual elements is unbundled based on their relative fair values and recognized as follows:

     * Software license fee revenue on internally developed software is recognized in accordance with the following four elements of software revenue recognition: (1) persuasive evidence of an arrangement exists,
         (2) delivery has occurred, (3) the related fee is fixed and determinable, and (4) collectibility is probable. Software license fees are generally recognized when the software product has been delivered, which is generally the point at which all four criteria have been met.

     * Third-party software and equipment revenue are recognized when delivery has occurred and ownership and risk of loss have transferred. Revenue from resale of third-party maintenance contracts is recorded upon delivery of the maintenance agreement.

     * Revenue from installation, training and consulting services is recognized as the services are delivered or upon project completion.

     * Revenue from maintenance and support agreements is recognized straight-line over the term of the related agreement.



SERVICES SALES | Installation service projects are generally short-term in nature and are accepted by the customer and billed by the Company on a project-by-project basis. The Company recognizes installation service revenue at the completion of the project. Revenues from maintenance agreements are billed periodically, deferred and recognized straight-line over the terms of the agreements.



INVENTORY

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis.



PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

        ----------------------------------------------------------------
                                                        LIVES (IN YEARS)
        ----------------------------------------------------------------
        Building                                                     40
        Equipment                                                   3-5
        Furniture                                                     7
        ----------------------------------------------------------------


INTANGIBLE ASSETS AND GOODWILL

Purchased intangible assets resulting from business acquisitions, primarily intellectual property and non-compete agreements, are carried at cost less accumulated amortization. Amortization is provided using the straight-line method over the estimated economic lives of the respective assets, generally up to three years. Amortization expense for the years ended December 31, 2002, 2001 and 2000 was $210,000, $213,750 and $0, respectively. Future estimated amortization expense for the years ended December 31, 2003 and 2004 is $210,000 and $131,250, respectively.

Goodwill represents the excess of purchase price over the fair value of the net assets acquired. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. It also requires that the Company complete a transitional goodwill impairment test within six months from the date of adoption and reassess the useful lives of other intangible assets within the first interim quarter after adoption. Any impairment losses that arise due to the initial adoption of the standard must be reported as a cumulative effect of a change in accounting principle.

The Company had no previously recorded goodwill or other intangible assets accounted for under standards other than SFAS No. 142. In accordance with SFAS No. 142, the Company completed the transitional goodwill impairment test during the second quarter of 2002 and the annual impairment test during the third quarter of 2002 and determined that no impairment charges were necessary.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

WARRANTY

The Company warrants its products for a minimum of one year after sale. Accordingly, the Company accrues the estimated costs of such warranties at the time of sale, based on historical experience and known warranty issues with existing products.



INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.



STOCK OPTION PLANS

The Company accounts for its fixed plan stock options under the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant and amortized over the period of service only if the current market value of the underlying stock exceeded the exercise price. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black Scholes option-pricing model and including straight-line recognition of compensation cost over the related vesting periods for fixed awards:


------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                     2002            2001             2000
------------------------------------------------------------------------------------------------------------------
Net (loss) income, as reported                                        $(4,854,780)    $ 2,237,966      $10,145,002
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                             (1,736,080)     (2,616,657)      (1,296,537)
---------------------------------------------------------------------------------     -----------      -----------
Pro forma net (loss) income                                           $(6,590,860)    $  (378,691)     $ 8,848,465
=================================================================================     ===========      ===========

---------------------------------------------------------------------------------     -----------      -----------
(Loss) earnings per share:
    Basic - as reported                                               $     (0.32)    $      0.14      $      0.65
    Basic - pro forma                                                       (0.44)          (0.02)            0.57
    Diluted - as reported                                             $     (0.32)    $      0.14      $      0.63
    Diluted - pro forma                                                     (0.44)          (0.02)            0.55
---------------------------------------------------------------------------------     -----------      -----------



RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred.



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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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



RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.




--------------------------------------------------------------------------------
      FOOTNOTE 2   |    INVENTORY
--------------------------------------------------------------------------------

Major classes of inventory at December 31, 2002 and 2001 are summarized below:


----------------------------------------------------------------------------
                                                      2002              2001
----------------------------------------------------------------------------
Raw materials                                  $ 3,508,806       $ 7,104,242
Work-in-process                                     15,004           181,552
Finished goods                                     993,191         1,806,808
----------------------------------------------------------------------------
                                                 4,517,001         9,092,602
Reserve for obsolescence                        (1,107,159)       (1,770,286)
----------------------------------------------------------------------------
                                               $ 3,409,842       $ 7,322,316
============================================================================

In 2002, the Company recorded $2,151,811 of inventory charges to cost of goods sold, primarily related to discontinuance of its optical transmission product line and potential excess inventory and market price exposure associated with certain other materials in inventory. In 2001, the Company recorded inventory charges of $1,700,000 to cost of goods sold to cover potential excess inventory and market price fluctuations, also associated primarily with its optical inventory as well as certain other components in inventory.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
      FOOTNOTE 3   |    INVESTMENTS
--------------------------------------------------------------------------------

The fair values of all financial instruments, excluding investments, approximate carrying values because of the short maturities of those instruments.

The following summarizes the Company's investments in securities:



---------------------------------------------------------------------------------------------------------------
                                                                         Gross            Gross
                                                     Amortized      Unrealized       Unrealized
DECEMBER 31, 2002                                         Cost           Gains           Losses      Fair Value
---------------------------------------------------------------------------------------------------------------
U.S. government agency obligations                  $6,541,165        $ 29,255        $(20,517)     $ 6,549,903
Certificates of deposit                                126,582               7          (1,425)         125,164
U.S. government obligations                            102,619          21,053              --          123,672
Corporate obligations                                8,198,395          21,049         (40,458)       8,178,986
--------------------------------------------------------------        --------        --------      -----------
Total                                              $14,968,761        $ 71,364        $(62,400)     $14,977,725
==============================================================        ========        ========      ===========
Reported as:
  Short-term investments                                                                            $ 8,028,510
  Investments                                                                                         6,949,215
--------------------------------------------------------------        --------        --------      -----------
Total                                                                                               $14,977,725
==============================================================        ========        ========      ===========

---------------------------------------------------------------------------------------------------------------
                                                                         Gross            Gross
                                                     Amortized      Unrealized       Unrealized
DECEMBER 31, 2001                                         Cost           Gains           Losses      Fair Value
---------------------------------------------------------------------------------------------------------------
U.S. government agency obligations                 $ 4,705,286        $ 76,451        $ (1,806)     $ 4,779,931
U.S. government obligations                            102,619          15,631              --          118,250
Corporate obligations                                8,030,791          29,462         (40,898)       8,019,355
--------------------------------------------------------------        --------        --------      -----------
Total                                              $12,838,696        $121,544        $(42,704)     $12,917,536
==============================================================        ========        ========      ===========
Reported as:
  Short-term investments                                                                            $ 6,067,770
  Investments                                                                                         6,849,766
--------------------------------------------------------------        --------        --------      -----------
Total                                                                                               $12,917,536
==============================================================        ========        ========      ===========

Gross realized gains included in income in 2002, 2001 and 2000 were $22,306, $27,536 and $13,237, respectively, and gross realized losses included in income in 2002, 2001 and 2000 were $117,507, $45,485 and $9,179, respectively. Realized gains and losses are determined by specific identification.

The Company's December 31, 2002 debt securities at fair market value mature as follows: $8,028,510 in less than one year, $6,258,888 after one year but less than five years and $690,327 in five or more years.


--------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
      FOOTNOTE 4   |    PROPERTY, PLANT AND EQUIPMENT
-------------------------------------------------------------------------------

Property, plant and equipment at December 31, 2002 and 2001 are summarized below:

-------------------------------------------------------------------------------
                                                            2002           2001
-------------------------------------------------------------------------------
Land                                                 $ 1,639,303    $ 1,639,303
Building                                               5,109,087      5,091,607
Equipment                                              8,015,609      8,265,643
Furniture                                              2,018,457      2,031,075
----------------------------------------------------------------     ----------
                                                      16,782,456     17,027,628
Accumulated depreciation                              (8,989,442)    (8,204,273)
----------------------------------------------------------------    -----------
                                                     $ 7,793,014    $ 8,823,355
================================================================    ===========


-------------------------------------------------------------------------------
      FOOTNOTE 5   |    WARRANTY
-------------------------------------------------------------------------------

The Company's warranty activity is summarized below:

-------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                    2002           2001
-------------------------------------------------------------------------------
Beginning balance                                    $   819,166    $ 1,334,786
Warranty provision                                     1,209,970      1,509,164
Warranty costs incurred                               (1,486,485)    (2,024,784)
----------------------------------------------------------------    -----------
Ending balance                                       $   542,651    $   819,166
================================================================    ===========


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     FOOTNOTE 6   |    ACQUISITION AND NOTE PAYABLE
--------------------------------------------------------------------------------

On August 15, 2001, the Company acquired certain assets of the remote network management systems and information collection device business of Badger Technology, Inc. (Badger). The results of Badger's operations have been included in the Company's consolidated financial results since the date of acquisition. Badger, a privately held company located in California, primarily targeted the wireless telecommunications market with its remote network management products. As a result of the acquisition, the Company intends to further penetrate the wireless telecommunications market by leveraging Badger's products targeting cell site remote management with the Company's larger sales force and service capabilities.

The acquisition was accounted for in accordance with the purchase method of accounting. The purchase price included cash payments of $3,955,044 and a note payable of $750,000. There was also a contingent payment of up to $750,000 based on certain product sales over the two years subsequent to the acquisition date. The note payable bears an 8% annual interest rate, with interest payable semi-annually and principal due in August 2004. The purchase price and acquisition costs of $89,925 were allocated to assets acquired based on estimated fair market values at the acquisition date, with the balance recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired at the acquisition date:

------------------------------------------------------------------------------
Accounts receivable                                                 $  167,806
Inventory                                                              328,935
Property, plant and equipment                                          128,427
Intangible assets                                                      765,000
Goodwill                                                             3,404,801
------------------------------------------------------------------------------
TOTAL ASSETS ACQUIRED                                               $4,794,969
==============================================================================

The Company records contingent consideration as additional goodwill as the contingencies are resolved. Of the total $750,000 contingent payment, $72,200 and $18,400 were recorded as additional goodwill at December 31, 2002 and 2001, respectively. Goodwill is expected to be fully deductible for tax purposes.


--------------------------------------------------------------------------------
     FOOTNOTE 7   |    MAJOR CUSTOMERS AND GEOGRAPHIC DATA
--------------------------------------------------------------------------------

Revenues to major customers represented 75%, 66%, and 61% of net sales for 2002, 2001 and 2000, respectively. The number of major customers previously referred to were three, four and two for 2002, 2001 and 2000, respectively, with trade accounts receivable balances of $3,566,498 and $4,567,446 at December 31, 2002 and 2001, respectively.

The Company's sales by geographic areas were as follows:

--------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                    2002            2001            2000
--------------------------------------------------------------------------------
United States                        $36,569,783     $68,820,616    $114,883,136
International                          6,391,228       4,198,534       1,220,256
------------------------------------------------     -----------    ------------
                                     $42,961,011     $73,019,150    $116,103,392
================================================     ===========    ============


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     FOOTNOTE 8   |    EARNINGS (LOSS) PER SHARE
--------------------------------------------------------------------------------

The calculations of earnings (loss) per share for the years ended December 31, 2002, 2001, and 2000, are based upon the weighted-average shares outstanding during the periods and, when applicable, those stock options that are dilutive, using the treasury stock method. Reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share calculations follow:

-------------------------------------------------------------------------------------------------
                                                            Income           Shares     Per Share
                                                       (Numerator)    (Denominator)        Amount
-------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------
Basic loss per share-
  Net loss available to common stockholders            $(4,854,780)      15,092,328        $(0.32)
                                                                                           ======
Effect of dilutive securities-
  Stock options                                                 --               --
                                                       -----------       ----------
Diluted loss per share-
  Net loss available to common stockholders
  including assumed conversions                        $(4,854,780)      15,092,328        $(0.32)
==================================================================       ==========        ======

-------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
-------------------------------------------------------------------------------------------------
Basic earnings per share-
  Net income available to common stockholders          $ 2,237,966       15,870,492        $ 0.14
                                                                                           ======
Effect of dilutive securities-
  Stock options                                                 --          270,501
                                                       -----------       ----------
Diluted earnings per share-
  Net income available to common stockholders
  including assumed conversions                        $ 2,237,966       16,140,993        $ 0.14
==================================================================       ==========        ======

-------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
-------------------------------------------------------------------------------------------------
Basic earnings per share-
  Net income available to common stockholders          $10,145,002       15,598,723        $ 0.65
                                                                                           ======
Effect of dilutive securities-
  Stock options                                                 --          415,430
                                                       -----------       ----------
Diluted earnings per share-
  Net income available to common stockholders
  including assumed conversions                        $10,145,002       16,014,153        $ 0.63
==================================================================       ==========        ======

Due to the Company's net loss for the year ended December 31, 2002, no common equivalent shares were included in the calculation of diluted loss per share for that year because their effect would have been anti-dilutive. The Company's weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the year ended December 31, 2002 was 159,098.

Stock options which are out-of-the-money and, therefore, are anti-dilutive under the treasury stock method have been excluded from the above earnings per share calculations. The Company's stock options outstanding at December 31, 2002, 2001 and 2000 which were excluded from the earnings per share calculations because they were out-of-the-money were 1,670,100, 1,215,350 and 676,750, respectively.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
     FOOTNOTE 9   |    STOCK OPTION PLANS
--------------------------------------------------------------------------------

The Company's 2001 Stock Incentive Plan (the 2001 Plan) was adopted by the Board of Directors on February 27, 2001 and approved by the stockholders of the Company as of April 26, 2001, with 2,000,000 shares of common stock reserved for issuance. Options granted under the 2001 Plan may be either incentive stock options or non-statutory stock options, with maximum terms of ten years. The exercise price of each incentive stock option must be at least 100% of the fair market value per share of the Company's common stock as determined by the Stock Option and Compensation Committee on the date of grant.

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

At December 31, 2002, there were 1,173,150 additional shares available for grant under the 2001 Plan and 777,110 additional shares available for grant under the 1996 Plan. The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $3.65, $7.27 and $6.41, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions used for grants in the years ended December 31, 2002, 2001 and 2000, respectively: dividend yield of 0% for all years; expected volatility of 90%, 93% and 77%; risk-free interest rate of 4.3%, 4.5% and 6%; and expected life of 5.6, 5 and 4.2 years.

A summary of stock option activity follows:

----------------------------------------------------------------------------
                                                Number of   Weighted-Average
                                                   Shares     Exercise Price
----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                    1,105,300             $ 4.82
----------------------------------------------------------------------------
  Granted                                       1,117,450              13.21
  Exercised                                      (336,547)              4.97
  Canceled/expired                               (109,223)              6.25
----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                    1,776,980             $ 8.66
----------------------------------------------------------------------------
  Granted                                       1,082,000              10.99
  Exercised                                       (99,720)              4.82
  Canceled/expired                               (392,430)             11.30
----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                    2,366,830             $10.55
----------------------------------------------------------------------------
  Granted                                         619,500               5.13
  Exercised                                        (4,000)              3.80
  Canceled/expired                             (1,161,030)             12.17
----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                    1,821,300             $ 7.62
----------------------------------------------------------------------------

The following table summarizes information about options outstanding at December 31, 2002:

                         ------------------------------------------------     -------------------------------
                                     Options Outstanding                            Options Exercisable
                         ------------------------------------------------     -------------------------------
                                             Weighted-
                                               Average
Range of                    Number           Remaining   Weighted-Average        Number      Weighted-Average
Exercise Prices          of Shares    Contractual Life     Exercise Price     of Shares        Exercise Price
---------------          ------------------------------------------------     -------------------------------
$ 2.95 -  4.31             188,200                4.85             $ 3.61        99,700                $ 3.46
$ 4.37 -  6.05             614,750                7.26               5.16       145,900                  5.06
$ 6.63 -  9.00             543,300                6.48               7.81       273,950                  7.70
$ 9.66 - 13.25             417,700                8.00              11.66       155,750                 11.73
$13.38 - 17.38              57,350                7.84              15.84        18,950                 16.11
                         ---------                                              -------
                         1,821,300                6.97             $ 7.62       694,250                $ 7.67
                         =========                                              =======

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    FOOTNOTE 10   |    EMPLOYEE STOCK PURCHASE PLAN
--------------------------------------------------------------------------------

At the April 25, 2002 Annual Meeting of Stockholders, the Applied Innovation Inc. Employee Stock Purchase Plan (the ESPP) was approved and adopted. The ESPP authorizes the Company to issue up to 500,000 shares of common stock to eligible employees, as defined. The ESPP has semi-annual offering periods commencing January 1 and July 1. During each offering period, eligible employees may purchase shares at a price equal to 90% of fair market value on the first or last business day of the offering period, whichever is lower.

As of December 31, 2002, no shares of common stock were issued pursuant to the ESPP. On January 3, 2003, the Company issued 24,318 shares of stock at a price of $2.73 per share based on employee payroll deductions for the six-month offering period ending December 31, 2002.


--------------------------------------------------------------------------------
    FOOTNOTE 11   |    DEFINED CONTRIBUTION PLAN
--------------------------------------------------------------------------------

The Company sponsors a defined contribution 401(k) and profit sharing plan that covers all eligible employees. Since October 1, 1999, the Company matched 50% of each participant's contribution, up to 6% of that participant's contribution. The Company may also make profit sharing contributions at the discretion of the Board of Directors. For 2002, 2001 and 2000, the discretionary profit sharing contribution was $0, $0 and $400,000, respectively, and the total expense related to the plan was $253,537, $458,082 and $762,745, respectively.


--------------------------------------------------------------------------------
    FOOTNOTE 12   |    INCOME TAXES
--------------------------------------------------------------------------------

Income tax expense (benefit) consists of:

                                          Current       Deferred          Total
-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002
-------------------------------------------------------------------------------
Federal                               $(3,917,000)   $   559,000    $(3,358,000)
State and local                           (77,000)       (97,000)      (174,000)
-------------------------------------------------    -----------    -----------

                                      $(3,994,000)   $   462,000    $(3,532,000)
=================================================    ===========    ===========

-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
-------------------------------------------------------------------------------
Federal                               $   568,000    $   (29,000)   $   539,000
State and local                           220,000         (4,000)       216,000
-------------------------------------------------    -----------    -----------
                                      $   788,000    $   (33,000)   $   755,000
=================================================    ===========    ===========

-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
-------------------------------------------------------------------------------
Federal                               $ 5,440,000    $(1,273,000)   $ 4,167,000
State and local                           776,000       (169,000)       607,000
-------------------------------------------------    -----------    -----------
                                      $ 6,216,000    $(1,442,000)   $ 4,774,000
=================================================    ===========    ===========


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

A reconciliation of income tax expense (benefit) at the expected federal statutory rate (34%) to income tax expense (benefit) at the Company's effective rates is as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                                 2002              2001              2000
-------------------------------------------------------------------------------------------------------------------------
Computed tax at the expected federal statutory rate                       $(2,852,000)       $1,018,000        $5,072,000
State and local income taxes, net of federal income tax effect               (148,000)          141,000           350,000
Change in state rate applied to deferred tax assets                                --                --           (51,000)
Meals and entertainment expenses                                               62,000            88,000           110,000
Research and experimentation credit                                          (467,000)         (365,000)         (624,000)
Dividends from foreign sales corporation                                     (101,000)          (55,000)          (37,000)
Tax-exempt interest income                                                    (22,000)          (85,000)          (68,000)
Other                                                                          (4,000)           13,000            22,000
-------------------------------------------------------------------------------------        ----------        ----------
                                                                          $(3,532,000)       $  755,000        $4,774,000
=====================================================================================        ==========        ==========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

-------------------------------------------------------------------------------------------------------
                                                                                 2002              2001
-------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Warranty reserve                                                         $  209,000        $  315,000
  Accounts receivable allowance                                               166,000           183,000
  Inventory, principally due to obsolescence reserve and
  additional costs inventoried for tax purposes                               609,000           864,000
  Deferred revenue                                                            732,000         1,343,000
  Restructuring costs                                                         224,000             3,000
  State tax net operating loss carryforwards                                  171,000                --
  Other                                                                       168,000            41,000
-------------------------------------------------------------------------------------        ----------
                                                                           $2,279,000        $2,749,000
=====================================================================================        ==========

-------------------------------------------------------------------------------------        ----------
Deferred tax liabilities:
  Unrealized gain on investments                                           $    3,000        $   30,000
  Other                                                                            --             8,000
-------------------------------------------------------------------------------------        ----------
                                                                           $    3,000        $   38,000
=====================================================================================        ==========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the utilization of loss carry-backs or the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences and, therefore, no valuation allowance has been provided.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    FOOTNOTE 13   |    LEASE COMMITMENTS
--------------------------------------------------------------------------------

The Company is obligated for office space in Colorado, Georgia, Illinois, Texas, California and Mexico under various operating leases, which expire over the next four years. The Company's California property is sublet through the term of the lease.

Future minimum lease payments and estimated sublease receipts under the operating leases as of December 31, 2002 are:

-------------------------------------------------------------------------------
YEARS ENDING DECEMBER 31,                   Lease Payments    Sublease Receipts
-------------------------------------------------------------------------------
2003                                              $197,442            $ (54,208)
2004                                               124,304              (46,538)
2005                                                74,678                   --
2006                                                23,154                   --
----------------------------------------------------------            ---------
Total minimum lease payments                      $419,578            $(100,746)
==========================================================            =========

Total rent expense, net of related sublease rental income, in 2002, 2001 and 2000 was $276,850, $3,856, and $156,746, respectively. In 2002, the Company's restructuring charges included $184,977 for future lease payments, net of estimated sublease rental income, for the Georgia, Illinois and California office leases.

--------------------------------------------------------------------------------
    FOOTNOTE 14   |    EQUITY
--------------------------------------------------------------------------------

On September 14, 2001, the Company's Board of Directors authorized a twelve-month stock repurchase program under which the Company was authorized to purchase up to 1,500,000 shares of common stock. During the year ended December 31, 2002, the Company paid $2,834,891 to repurchase 566,150 shares under this program. For the twelve months since inception of the repurchase program, the Company paid $5,863,018 to repurchase 1,011,450 shares.

As part of an employment agreement dated July 13, 2000 with its previous President and Chief Executive Officer, the Company sold 100,000 unregistered shares of its common stock at $12 per share, the closing market price on the date of the agreement. In exchange for the stock, the Company received $600,000 of cash and a $600,000 five year note, bearing interest at 6.62%, payable in five annual installments of principal and interest commencing July 13, 2001. The note receivable is reflected in the stockholders' equity section of the accompanying consolidated balance sheets.

--------------------------------------------------------------------------------
    FOOTNOTE 15   |    RESTRUCTURING CHARGES
--------------------------------------------------------------------------------

The Company enacted restructuring plans in February and August 2002, resulting in aggregate restructuring charges of $2,890,155 related primarily to workforce reductions of approximately 150 employees throughout all departments, as well as charges related to excess equipment and leased offices. As of December 31, 2002, the remaining restructuring accrual was $582,811. With the exception of $65,276 related to lease payments (net of estimated sublease receipts) extending to 2005, the remaining accrued restructuring costs are expected to be paid in 2003.

In June 2001, the Company announced a reduction in workforce of approximately 40 employees throughout all departments. The Company recorded a restructuring charge of approximately $292,330 related primarily to severance and fringe benefits. As of December 31, 2002, the Company had paid out all such costs.

---------------------------------------------------------------------------------------------------------
                                                        2002           Cash      Non-Cash    December 31,
                                                     Charges     Deductions     Deduction    2002 Accrual
---------------------------------------------------------------------------------------------------------
Employee separations, February 2002               $  407,730     $  407,730      $     --        $     --
Employee separations, August 2002                  2,105,375      1,647,354            --         458,021
Lease commitments, net of sublease                   184,977         60,187            --         124,790
Equipment disposals                                  192,073             --       192,073              --
------------------------------------------------------------     ----------      --------        --------
                                                  $2,890,155     $2,115,271      $192,073        $582,811
============================================================     ==========      ========        ========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    FOOTNOTE 16   |    CREDIT FACILITY
--------------------------------------------------------------------------------


On August 7, 2002, the Company entered into an agreement with The Huntington National Bank (the Bank) for a credit facility. The term of the credit facility is 364 days and provides for a line of credit up to $10,000,000, with interest payable monthly and principal due at maturity. Borrowings on the line are subject to a borrowing base limited to $5,000,000 on real estate, plus 75% of eligible accounts receivable and 40% of eligible inventory, as defined in the agreement. Borrowings bear interest at the London Interbank Offered Rate (LIBOR) plus 1.65%, or the Bank's Prime Commercial Rate less 1.00%, at the option of the Company. Borrowings are collateralized by the Company's receivables, inventory, certain investments, equipment, real estate and general intangibles. The credit facility contains certain financial covenants, including, but not limited to, restrictions on the payment of dividends, minimum tangible net worth and a minimum liquidity ratio. At December 31, 2002, the Company had no outstanding borrowings under this facility and was in compliance with all covenants.

--------------------------------------------------------------------------------
    FOOTNOTE 17   |    CONTINGENCIES
--------------------------------------------------------------------------------

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. Although the outcomes of such matters cannot be predicted with certainty, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

--------------------------------------------------------------------------------
    FOOTNOTE 18   |    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

A summary of quarterly financial information follows (in thousands, except per share amounts):

---------------------------------------------------------------------------------------------
2002                                                  Q1          Q2           Q3          Q4
---------------------------------------------------------------------------------------------
Net sales                                        $ 9,483     $16,451      $ 7,247     $ 9,781
Gross profit                                       4,058       6,949        2,666       5,730
Income (loss) before income taxes                 (4,106)        116       (5,592)      1,195
Net income (loss)                                 (2,874)         81       (3,148)      1,086
Basic net income (loss) per share                  (0.19)       0.01        (0.21)       0.07
Diluted net income (loss) per share                (0.19)       0.01        (0.21)       0.07
--------------------------------------------------------     -------      -------     -------

---------------------------------------------------------------------------------------------
2001                                                  Q1          Q2           Q3          Q4
---------------------------------------------------------------------------------------------
Net sales                                        $25,639     $16,991      $19,635     $10,754
Gross profit                                      11,628       8,358       10,510       3,271
Income (loss) before income taxes                  3,397         617        2,686      (3,707)
Net income (loss)                                  2,242         408        1,772      (2,184)
Basic net income (loss) per share                   0.14        0.03         0.11       (0.14)
Diluted net income (loss) per share                 0.14        0.03         0.11       (0.14)
--------------------------------------------------------     -------      -------     -------

--------------------------------------------------------------------------------
         ITEM 9   | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

None.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PART III

--------------------------------------------------------------------------------
        ITEM 10   | Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

The information required by this item is included under the caption "ELECTION OF DIRECTORS" on pages 4 through 7 of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on April 24, 2003 (the Proxy Statement), and under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 18 of the Proxy Statement and is incorporated herein by reference.

--------------------------------------------------------------------------------
        ITEM 11   | Executive Compensation
--------------------------------------------------------------------------------

The information required by this item is included under the caption "ELECTION OF DIRECTORS" on pages 8 through 15 of the Proxy Statement and is incorporated herein by reference.

--------------------------------------------------------------------------------
        ITEM 12   | Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters
--------------------------------------------------------------------------------

The information required by this item is included under the caption "OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS" on page 2, under the caption "SECURITY OWNERSHIP OF MANAGEMENT" on pages 3 through 4, and under the caption "EQUITY COMPENSATION PLAN INFORMATION" on pages 12 through 13 of the Proxy Statement, and is incorporated herein by reference.

--------------------------------------------------------------------------------
        ITEM 13   | Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

The information required by this item is included under the caption "Related Party Transactions" on page 13 of the Proxy Statement and is incorporated herein by reference.

--------------------------------------------------------------------------------
        ITEM 14   | Controls and Procedures
--------------------------------------------------------------------------------

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Since the date of our evaluation to the filing date of this Annual Report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
        ITEM 15   | Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K
--------------------------------------------------------------------------------

(a)(1)   The following documents are filed as part of this report:

            *   Independent Auditors' Report

            *   Consolidated Balance Sheets as of December 31, 2002 and 2001.

            * Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000.

            * Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000.

            * Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

            *   Notes to Consolidated Financial Statements.

(a)(2)   The following documents are filed as part of this report:

            *   Independent Auditors' Report

            *   Schedule II (Valuation and Qualifying Accounts)

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

         10.8 Employment Agreement between the Company and Gerard B. Moersdorf, Jr. (Reference is made to Exhibit 10.10 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2001, and incorporated herein by reference).

         10.9 Employment Agreement between the Company and Michael P. Keegan. (Reference is made to Exhibit 10.11 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2001, and incorporated herein by reference).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

         10.10 Employment Agreement between the Company and Matthew P. Bruening. (Reference is made to Exhibit 10.1 to the Company's Quarterly Statement on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2001, and incorporated herein by reference).

         10.11 Employment Agreement between the Company and Eric W. Langille. (Reference is made to Exhibit 10.2 to the Company's Quarterly Statement on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference).

         10.12 Company's 2001 Stock Incentive Plan. (Reference is made to Appendix B to the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders held on April 26, 2001, filed with the Securities and Exchange Commission on March 23, 2001, and incorporated herein by reference).

         10.13 Company's Employee Stock Purchase Plan. (Reference is made to Appendix A to the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders held on April 25, 2002, filed with the Securities and Exchange Commission on March 22, 2002, and incorporated herein by reference).

         10.14 Employment Agreement between the Company and John F. Petro. (Reference is made to Exhibit 10.1 to the Company's Quarterly Statement on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference).

         10.15 Loan and Security Agreement by and between Applied Innovation Inc., as Borrower, and Huntington National Bank, as Lender, dated August 7, 2002. (Reference is made to Exhibit 10.1 to the Company's Quarterly Statement on Form 10-Q, filed with the Securities and Exchange Commission on November 13, 2002, and incorporated herein by reference).

         23*      Consent of KPMG LLP.

         24*      Power of Attorney.

----------------

          * Filed with this Annual Report on Form 10-K.

(b)  Reports on Form 8-K - None.

(c) Exhibits - The exhibits to this report follow the financial statement schedule and the independent auditors' report thereon.

(d) Financial Statement Schedules - The financial statement schedule and the independent auditors' report thereon follow the certifications.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




APPLIED INNOVATION INC.



Date: March 21, 2003                     By: /s/ Gerard B. Moersdorf, Jr.
                                             -------------------------------
                                             Gerard B. Moersdorf, Jr.
                                             Chairman, President and
                                               Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title
---------                               -----

/s/ Gerard B. Moersdorf, Jr.            Gerard B. Moersdorf, Jr.
--------------------------------        Chairman, President & Chief Executive Officer
                                        (Principal Executive Officer)
                                        March 21, 2003


/s/ Michael P. Keegan                   Michael P. Keegan
--------------------------------        Vice President, Chief Financial Officer & Treasurer
                                        (Principal Financial & Principal Accounting Officer)
                                        March 21, 2003


* Michael J. Endres                     Michael J. Endres | Director | March 21, 2003
---------------------------------


* Curtis A. Loveland                    Curtis A. Loveland | Director | March 21, 2003
---------------------------------


* Gerard B. Moersdorf, Sr.              Gerard B. Moersdorf, Sr. | Director | March 21, 2003
---------------------------------


* Richard W. Oliver                     Richard W. Oliver | Director | March 21, 2003
---------------------------------


* Thomas W. Huseby                      Thomas W. Huseby | Director | March 21, 2003
---------------------------------


* Alexander B. Trevor                   Alexander B. Trevor | Director | March 21, 2003
----------------------------------


* William H. Largent                    William H. Largent | Director | March 21, 2003
----------------------------------


*By: /s/ Gerard B. Moersdorf, Jr.       Gerard B. Moersdorf, Jr. (Attorney-in-Fact)
     -----------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

CERTIFICATION

I, Gerard B. Moersdorf, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K of Applied Innovation Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 21, 2003



                                 /s/ Gerard B. Moersdorf, Jr.
                                 -----------------------------------------------
                                 Gerard B. Moersdorf, Jr.
                                 Chairman, President and Chief Executive Officer




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

CERTIFICATION

I, Michael P. Keegan, certify that:

         1. I have reviewed this annual report on Form 10-K of Applied Innovation Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 21, 2003


                                 /s/ Michael P. Keegan
                                 -----------------------------------------------
                                 Michael P. Keegan
                                 Vice President, Chief Financial Officer and
                                   Treasurer




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Applied Innovation Inc.:

Under date of January 24, 2003, we reported on the consolidated balance sheets of Applied Innovation Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Columbus, Ohio
January 24, 2003


--------------------------------------------------------------------------------

APPLIED INNOVATION INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------------------------------------------------
COLUMN A                                     COLUMN B       | - - - - COLUMN C  - - - - |         COLUMN D       COLUMN E
-------------------------------------------------------------------------------------------------------------------------
Description                                Balance at       Charged to           Charged                          Balance
                                            Beginning        Costs and          to Other                           at End
                                            of Period          Expense          Accounts        Deductions      of Period
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts            $  475,000       $  114,596            $ --          $  159,596     $  430,000
Allowance for obsolete inventory            1,770,286        2,150,811              --           2,813,938      1,107,159
Warranty provision                            819,166        1,209,970              --           1,486,485        542,651
-----------------------------------------------------       ----------            ----          ----------     ----------

-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
-------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts            $  690,602       $  443,527            $ --          $  659,129     $  475,000
Allowance for obsolete inventory              190,000        1,700,000              --             119,714      1,770,286
Warranty provision                          1,334,786        1,509,164              --           2,024,784        819,166
-----------------------------------------------------       ----------            ----          ----------     ----------

-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000
-------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts            $  317,547       $  464,548            $ --          $   91,493     $  690,602
Allowance for obsolete inventory              160,000           30,000              --                  --        190,000
Warranty provision                          1,877,731        1,975,811              --           2,518,756      1,334,786
-----------------------------------------------------       ----------            ----          ----------     ----------

--------------------------------------------------------------------------------