Form 10-Q
period 2003-03-31
APPLIED INNOVATION INC
filed 2003-05-13
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2003
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

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

        Registrant's telephone number, including area code: (614)798-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No  X
                                                 ---     ---

As of May 9, 2003 there were 14,975,067 shares of common stock outstanding.

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

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2003 (unaudited)
                 and December 31, 2002                                                              3

         Consolidated Statements of Operations for the three months
              ended March 31, 2003 and 2002 (unaudited)                                             4

         Consolidated Statements of Cash Flows for the three months
              ended March 31, 2003 and 2002 (unaudited)                                             5

         Notes to Consolidated Financial Statements (unaudited)                                 6 - 8

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                    9 - 13

Item 3. Quantitative and Qualitative Disclosure About Market Risk                                  13

Item 4. Controls and Procedures                                                                    14

Part II. Other Information
--------------------------

Items 1 - 5.                                                                                       14

Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits                                                                         14
              (b) Reports on Form 8-K - None                                                       14

Signatures                                                                                         15

Certifications                                                                                16 - 18

PART I.  FINANCIAL INFORMATION
-------  ---------------------
Item 1.  Financial Statements

                             APPLIED INNOVATION INC.
                           Consolidated Balance Sheets

                                                                                           (Unaudited)
Assets                                                                                    March 31, 2003       December 31, 2002
------                                                                                 --------------------  --------------------
Current assets:
    Cash and cash equivalents                                                               $ 10,722,536           $ 8,986,292
    Short term investments                                                                     6,877,943             8,028,510
    Accounts receivable, net                                                                   4,104,602             5,240,248
    Inventory, net                                                                             3,560,611             3,409,842
    Income taxes receivable                                                                    3,577,999             3,079,534
    Other current assets                                                                         545,837               668,975
    Deferred income taxes                                                                      2,044,000             2,050,000
                                                                                     --------------------  --------------------
          Total current assets                                                                31,433,528            31,463,401


Property, plant and equipment, net                                                             7,489,391             7,793,014
Investments                                                                                    6,410,610             6,949,215
Intangible assets, net                                                                           288,750               341,250
Goodwill                                                                                       3,507,201             3,477,001
Deferred income taxes                                                                            226,000               226,000
Other assets                                                                                     135,027               135,027
                                                                                     --------------------  --------------------

                                                                                            $ 49,490,507          $ 50,384,908
                                                                                     ====================  ====================

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                                           $ 735,897           $ 1,621,148
    Accrued expenses:
       Warranty                                                                                  863,228               542,651
       Payroll and related expenses                                                              817,433               647,149
       Restructuring                                                                             310,445               582,811
       Other accrued expenses                                                                  1,480,708             1,039,227
    Deferred revenue                                                                           3,175,290             1,902,556
                                                                                     --------------------  --------------------
          Total current liabilities                                                            7,383,001             6,335,542

Note payable                                                                                     750,000               750,000
                                                                                     --------------------  --------------------
          Total liabilities                                                                    8,133,001             7,085,542

Stockholders' equity:
    Preferred stock; $.01 par value; authorized 5,000,000 shares;
       none issued and outstanding                                                                     -                     -
    Common stock; $.01 par value; authorized 55,000,000 shares; issued and
       outstanding 14,975,067 shares in 2003 and 14,950,749 in 2002.                             149,751               149,507
    Additional paid-in capital                                                                 5,911,810             5,845,740
    Note receivable for common stock                                                            (382,783)             (382,783)
    Retained earnings                                                                         35,665,111            37,680,937
    Accumulated other comprehensive gain, net                                                     13,617                 5,965
                                                                                     --------------------  --------------------

          Total stockholders' equity                                                          41,357,506            43,299,366
                                                                                     --------------------  --------------------

                                                                                            $ 49,490,507          $ 50,384,908
                                                                                     ====================  ====================

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Operations (Unaudited)


                                              Three Months Ended March 31,
                                                  2003                2002
                                             ------------       ------------

Sales:
    Products                                 $  4,389,950       $  7,801,455
    Services                                    1,218,792          1,681,189
                                             ------------       ------------
         Total sales                            5,608,742          9,482,644

Cost of sales:
    Cost of sales - products                    2,611,129          4,284,125
    Cost of sales - services                      641,600          1,140,037
                                             ------------       ------------
         Total cost of sales                    3,252,729          5,424,162

         Gross profit                           2,356,013          4,058,482

Operating expenses:
    Selling, general and administrative         3,586,099          5,283,089
    Research and development                    1,400,117          2,442,414
    Restructuring charges                              --            633,922
                                             ------------       ------------

         Loss from operations                  (2,630,203)        (4,300,943)

Interest income and other income, net             110,377            194,700
                                             ------------       ------------

         Loss before income taxes              (2,519,826)        (4,106,243)

Income taxes                                     (504,000)        (1,232,000)
                                             ------------       ------------

         Net loss                            $ (2,015,826)      $ (2,874,243)
                                             ============       ============

Loss per share:
         Basic loss per share                $      (0.13)      $      (0.19)
                                             ============       ============
         Diluted loss per share              $      (0.13)      $      (0.19)
                                             ============       ============

Weighted-average shares outstanding
    for basic loss per share                   14,975,067         15,394,584
                                             ============       ============

Weighted-average shares outstanding
    for diluted loss per share                 14,975,067         15,394,584
                                             ============       ============


See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Cash Flows (Unaudited)



                                                                   Three Months Ended March 31,
                                                                      2003               2002
                                                                 ------------       ------------
Cash flows from operating activities:
    Net loss                                                     $ (2,015,826)      $ (2,874,243)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                    322,710            466,303
      Amortization of intangible assets                                52,500             52,500
      Provision for doubtful accounts                                 (50,396)            30,000
      Gain on disposal of assets                                       (2,115)            (1,060)
      Tax benefit of options exercised                                     --                340
      Effects of changes in operating assets and liabilities:
        Accounts receivable                                         1,186,042           (773,741)
        Inventory                                                    (150,769)           447,465
        Income taxes                                                 (498,465)          (165,442)
        Other current assets                                          123,138            (14,712)
        Other assets                                                       --             12,378
        Accounts payable                                             (885,251)          (119,171)
        Accrued expenses                                              629,776           (889,579)
        Deferred revenue                                            1,272,734           (152,254)
                                                                 ------------       ------------
      Net cash used in operating activities                           (15,922)        (3,981,216)
                                                                 ------------       ------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                        (32,899)          (347,046)
    Proceeds from sales of property, plant and equipment               15,927              1,865
    Purchases of investments                                       (4,203,552)        (2,565,718)
    Maturities of investments                                       5,705,560          2,848,302
    Sales of investments                                              200,816            244,853
                                                                 ------------       ------------
      Net cash provided by investing activities                     1,685,852            182,256
                                                                 ------------       ------------

Cash flows from financing activities:
    Common stock repurchased                                               --         (2,027,042)
    Proceeds from issuance of common stock                             66,314              7,313
                                                                 ------------       ------------
      Net cash provided by (used in) financing activities              66,314         (2,019,729)
                                                                 ------------       ------------

Increase (decrease) in cash and cash equivalents                    1,736,244         (5,818,689)
Cash and cash equivalents - beginning of period                     8,986,292         15,698,594
                                                                 ------------       ------------

Cash and cash equivalents - end of period                        $ 10,722,536       $  9,879,905
                                                                 ============       ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. Basis of presentation - The consolidated balance sheet as of March 31, 2003, and the consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly, in accordance with generally accepted accounting principles in the United States of America, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the full year.

2. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at March 31, 2003 and December 31, 2002 are summarized below:

                                                  March 31, 2003             December 31, 2002
                                                  --------------             -----------------
           Raw materials                            $ 3,345,302                 $ 3,508,806
           Work-in-process                               58,206                      15,004
           Finished goods                             1,364,262                     993,191
                                                    -----------                 -----------
                                                      4,767,770                   4,517,001
           Reserve for obsolescence                  (1,207,159)                 (1,107,159)
                                                    -----------                 -----------
                                                    $ 3,560,611                 $ 3,409,842
                                                    ===========                 ===========

3. Warranty - During the three months ended March 31, 2003, the Company initiated a product recall after a manufacturing defect was identified in a power supply component that was purchased from a third party manufacturer, integrated into the Company's products, and shipped to customers in 1997 and 1998. The Company estimated the number of units that it expects customers to return in the recall and has recorded the associated costs of $450,000 in the first quarter to recall and replace those units. The Company is considering making a claim against the power supply component manufacturer and a claim under its product recall insurance. However, since there is no assurance of whether or when either of such claims may be paid, the Company has not reduced the first quarter charge to reflect such contingent claims at this time.

The Company's warranty activity for the three months ended March 31, 2003 is summarized below:

                     Beginning balance                 $          542,651
                     Warranty provision                           634,710
                     Warranty costs incurred                     (314,133)
                                                         -----------------
                     Ending balance                    $          863,228
                                                         =================

4. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

5. Comprehensive loss - Comprehensive loss for the three months ended March 31, 2003 and 2002 was $2,008,174 and $2,917,344, respectively. The sole adjustment necessary to reconcile net loss with comprehensive loss is for the net unrealized gain (loss), net of taxes, on available-for-sale securities, which was $7,652 for the three months ended March 31, 2003 and ($43,101) for the three months ended March 31, 2002.

6. Loss per share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company's net loss for the three months ended March 31, 2003 and 2002, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company's weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the three months ended March 31, 2003 and 2002 were 380,628 and 671,519, respectively.

Stock options which were out-of-the-money and, therefore, were anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company's stock options outstanding at March 31, 2003 and 2002 which were excluded because they were out-of-the-money were 1,503,120 and 1,965,750, respectively.

Shares of common stock used in calculating loss per share differed from outstanding shares reported in the consolidated financial statements as follows:

                                      Three months ended             Three months ended
                                        March 31, 2003                 March 31, 2002
                                       ---------------                 --------------
                                  Basic loss     Diluted loss     Basic loss     Diluted loss
                                   per share       per share       per share       per share
                                  ----------     ------------     ----------     ------------

Outstanding shares                14,975,067      14,975,067      15,140,749      15,140,749
Effect of weighting changes
       in outstanding shares              --              --         253,835         253,835
                                  ----------      ----------      ----------      ----------
     Adjusted shares              14,975,067      14,975,067      15,394,584      15,394,584
                                  ==========      ==========      ==========      ==========

7. Stock-based compensation plans - The Company accounts for stock option grants under its stock option plans and for stock purchases under its employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized in the consolidated financial statements for stock option grants or for shares purchased under the employee stock purchase plan.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation using the Black-Scholes model:

                                                                        Three months ended March 31,
                                                                          2003                2002
                                                                          ----                ----
       Net loss, as reported                                         $  (2,015,826)      $  (2,874,243)
       Deduct: Total stock-based employee compensation
               expense determined under fair value based method
               for all awards, net of related tax effects                 (338,395)           (684,650)
                                                                     -------------       -------------
       Pro forma net loss                                            $  (2,354,221)      $  (3,558,893)
                                                                     =============       =============

       Loss per share:
               Basic - as reported                                   $       (0.13)      $       (0.19)
               Basic - pro forma                                     $       (0.16)      $       (0.23)
               Diluted - as reported                                 $       (0.13)      $       (0.19)
               Diluted - pro forma                                   $       (0.16)      $       (0.23)

8. Restructuring costs - During 2002, the Company enacted two restructuring plans resulting in restructuring charges of $2,890,000 in 2002. Charges recorded during the three months ended March 31, 2002 were $634,000. The charges related primarily to workforce reductions throughout all departments as well as charges related to excess equipment and leased offices.

As of March 31, 2003, the remaining restructuring accrual was $310,445. The remaining accrued restructuring costs are expected to be paid in 2003, with the exception of $65,000 related to lease payments (net of estimated sublease receipts) extending to 2005.

                                               December 31,      Cash        March 31,
                                               2002 accrual   deductions   2003 accrual
                                               ------------   ----------   ------------
         Employee separations                    $458,021      $236,978      $221,043
         Lease commitments, net of sublease       124,790        35,388        89,402
                                                 --------      --------      --------
                                                 $582,811      $272,366      $310,445
                                                 ========      ========      ========

9. Employee Stock Purchase Plan - The Applied Innovation Inc. Employee Stock Purchase Plan (ESPP) was approved and adopted by the stockholders on April 25, 2002. The ESPP authorizes the Company to issue up to 500,000 shares of common stock to eligible employees. The ESPP has semi-annual offering periods commencing January 1 and July 1 during which eligible employees may purchase shares at a price equal to 90% of fair market value on the first or last business day of the offering period, whichever is lower. On January 3, 2003, the Company issued 24,318 shares of common stock at a price of $2.73 per share based on employee payroll deductions for the six-month offering period ended December 31, 2002.

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

Sustained weakness in the telecommunications industry and the lack of significant capital investment by the major telecommunications carriers continues to impact the Company. While the first quarter has typically been the Company's slowest quarter of the year, weak and uncertain economic and market conditions and prolonged budgetary approval cycles resulted in lower than expected revenues in the first quarter. In addition, changes in the ordering pattern of the Company's largest international customer resulted in reduced international sales when compared to last year's first quarter. The Company remains confident, however, that industry conditions will improve and the pent up domestic demand, combined with the Company's market expansion initiatives and new product introductions planned for the remainder of 2003, will keep it well positioned to capitalize on the market recovery.

RESULTS OF THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Sales for the first quarter of 2003 totaled $5,609,000 compared to $9,483,000 for the comparable quarter last year, a decrease of 41%. The overall reduction in sales reflected the lower than expected domestic sales as orders were postponed and budgetary approval cycles lengthened. Internationally, sales to one customer totaled $354,000 in the first quarter of 2003, compared to sales of $2,932,000 in the first quarter of 2002. The $2,578,000 decrease was primarily attributable to a change in the timing of orders for this international customer. Last year, the customer placed the majority of its orders during the last quarter of its fiscal year ended March 31, 2002. The customer has subsequently spread its orders more evenly from quarter to quarter, resulting in the decrease in sales for the quarter ended March 31, 2003 compared to the same period in 2002.

Gross profit as a percentage of total sales was 42% for the first quarter of 2003, comparable with gross profit of 43% for the first quarter of 2002.

The following table summarizes revenues and gross profit for products and services:

                         For the Quarter Ended March 31, 2003           For the Quarter Ended March 31, 2002
                         ------------------------------------           ------------------------------------

                      Products        Services        Total          Products        Services         Total
                      --------        --------        -----          --------        --------         -----
Sales               $4,390,000       $1,219,000     $ 5,609,000    $  7,802,000     $ 1,681,000    $  9,483,000
Gross Profit         1,779,000          577,000       2,356,000       3,517,000         541,000       4,058,000
Gross Profit %          41%              47%             42%             45%             32%             43%

Product sales of $4,390,000 were 78% of total sales in the first quarter of 2003, versus product sales of $7,802,000, or 82% of total sales in the first quarter of 2002. This represented a 44% decrease in product sales from the comparable quarter in the prior year. The decrease in product sales was largely attributable to a change in the timing of orders from one international customer, as well as overall decreased product demand domestically. Product sales include revenues from the sale of AIswitch, AIscout, AIbadger and other products, as well as software licensing revenues.

Gross profit on product sales was 41% of total product sales for the first quarter of 2003, compared with 45% of total product sales for the same period last year. During the quarter ended March 31, 2003, the Company's gross profit on product sales was negatively impacted by the establishment of a specific warranty reserve of $450,000 for a product recall, discussed below. Excluding the impact on gross profit margins of the warranty charge, product margins were $2,229,000 during the quarter, or 51% of product sales. The improvement in product gross profit margins in the quarter was primarily due to inventory reserves totaling $463,000 recorded in the first quarter last year for slow moving optical and other components. In the first quarter of 2003, the Company recorded $100,000 of inventory charges to reserve for potentially excess or obsolete inventory, including long-reach laser components.

The Company initiated a product recall after a manufacturing defect was identified in a power supply component that was purchased from a third party manufacturer, integrated into the Company's products, and shipped to customers in 1997 and 1998. The Company estimated the number of units that it expects customers to return in the recall and has recorded the associated costs of $450,000 in the first quarter to recall and replace those units. The Company is considering making a claim against the power supply component manufacturer and a claim under its product recall insurance. However, since there is no assurance of whether or when either of such claims may be paid, the Company has not reduced the first quarter charge to reflect such contingent claims at this time.

Services sales were $1,219,000, or 22% of total first quarter sales in 2003, compared to $1,681,000, or 18% of total first quarter sales in 2002. The 27% decrease in services sales during the first quarter of 2003 as compared to the first quarter of last year was consistent with the decrease in product sales between years, the overall reduced spending in the industry and the Company's reduction in installation services personnel as a result of the restructurings in 2002. Services sales consist primarily of network planning and design, installation services, project management, engineering services, training and maintenance.

Gross profit on services sales was 47% during the first quarter of 2003, compared with 32% for the same period last year. The increase in services margins was due to the reduction of lower margin installation services, and a greater mix of higher margin maintenance contracts and network management system
(NMS) services.

Because of the Company's concentration of sales to the RBOCs, long distance phone companies, and one foreign service provider, a small number of customers have represented substantial portions of total sales. For the first three months of 2003, sales to two companies comprised 59% of total sales. One customer contributed 23% and the other customer contributed 36% of total sales.

Selling, general and administrative ("SG&A") expenses decreased to $3,586,000 in the first quarter of 2003, from $5,283,000 in the first quarter of 2002. As a percentage of total quarterly sales, this represented 64% in 2003 and 56% in 2002. The decrease of $1,697,000 between the two quarters was largely attributable to headcount reductions in sales, marketing and other administrative functions, as well as decreased bonuses and commissions, advertising, trade shows and travel. The Company anticipates SG&A expenses for the remainder of 2003 will continue to be less than prior year amounts due to decreased staffing and other cost-saving measures.

Research and development ("R&D") expenses decreased to $1,400,000 for the first quarter of 2003, versus $2,442,000 for the same period in 2002. As a percentage of total quarterly sales, this represented 25% in 2003 and 26% in 2002. The $1,042,000 reduction in R&D expenses was due to reduced personnel and consulting costs, as well as lower materials costs. These cost savings resulted from streamlining the Company's R&D focus to target only those development projects with the greatest potential for acceptance in the core telecommunications market. The Company expects to continue to invest in product enhancements and new product development to support changing customer and industry needs and product introductions. The Company expects R&D expenditures for the remaining quarters in 2003 to be generally consistent with those in the first quarter.

The Company recorded a non-recurring charge to operating expenses of $634,000 in the first quarter of 2002 related to a workforce reduction in February. The charge was separately stated on the consolidated statements of operations and consisted primarily of estimated severance and fringe benefit costs associated with the terminated employees. As of March 31, 2003, the Company had paid out all of such costs. During the first quarter of 2003, no such charge was incurred.

As a result of the above factors, the Company recorded a loss from operations of $2,630,000 in the first quarter of 2003, versus a loss from operations of $4,301,000 during the same period last year. The first quarter loss from operations in 2003 represented 47% of total sales versus loss from operations of 45% of total sales during the first quarter of 2002.

Interest income and other income, net decreased to $110,000 in the first quarter of 2003 versus $195,000 in the comparable quarter last year. The overall decrease resulted primarily from lower interest income due to lower average cash and investment balances, as well as overall lower yields on those balances.

Loss before income taxes in the first quarter of 2003 was $2,520,000, or 45% of sales, compared to $4,106,000, or 43% of sales, for the same period last year.

The Company's effective income tax rate was 20% for the current quarter versus an effective rate of 30% for the same period in 2002. The decrease in the effective tax rate reflects the greater relative impact of estimated full-year tax savings from research and experimentation credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $24,011,000 of cash and cash equivalents and short- and long-term investments at March 31, 2003, an increase of $47,000 from the total December 31, 2002 balance of $23,964,000. Despite the net loss of $2,016,000 during the first quarter of 2003, operating activities used only $16,000 of cash due to certain non-cash operating expenses and favorable changes in working capital. Operating expenses not requiring the use of cash included depreciation of $323,000 and amortization of $53,000. Significant changes in working capital which provided cash included decreased accounts receivable of $1,186,000, increased deferred revenue of $1,273,000 and increased accrued expenses of $630,000. Partially offsetting those changes were other working capital changes which used cash, including decreased accounts payable of $885,000 and increased income taxes receivable of $498,000. In addition, during the first quarter of 2003, $1,686,000 of cash was provided by investing activities. Maturities and sales of investments provided $5,906,000 of cash, while $4,204,000 of cash was used for purchases of investments.

Subsequent to the end of the quarter, the Company received $3,648,000 of income tax refunds as a result of carrying back 2002 net operating losses to prior years.

Net working capital was $24,051,000 at March 31, 2003, compared to $25,128,000 at December 31, 2002. At March 31, 2003, the current ratio was 4.3:1 and the Company's only debt outstanding was a $750,000 note payable issued in conjunction with an acquisition which occurred in 2001. The note payable bears interest at the annual rate of 8%, with interest payments due semi-annually and principal due at maturity in August 2004.

The Company believes that its existing cash, cash equivalents, investments, cash to be generated from future operations and available credit facility providing up to $10,000,000 will provide sufficient capital to meet the business needs of the Company for the next twelve months. In addition, the Company believes it could generate additional funding through issuance of debt or equity or through the sale of land if the Company's working capital needs significantly increase due to circumstances such as sustained weakness in the telecommunications industry resulting in decreased demand for the Company's products and services and operating losses; faster than expected growth resulting in increased accounts receivable and inventory; additional investment or acquisition activity; or significant research and development efforts. However, there can be no assurance that additional financing will be available on terms favorable to the Company or at all.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include any statements regarding industry conditions and market recovery (paragraph 2), potential claims associated with the product recall (paragraph 8), future SG&A expenditures (paragraph 12), future R&D expenditures (paragraph 13) and sufficiency of capital resources (paragraph 22). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company's product and services, the impact of competitive products and services, general and economic business conditions, the Company's ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

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

Since the date of our evaluation to the filing date of this Quarterly Report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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



                                 APPLIED INNOVATION INC.
                                 -----------------------
                                 (Registrant)



May 13, 2003                     /s/ Gerard B. Moersdorf, Jr.
------------                     ----------------------------
Date                             Gerard B. Moersdorf, Jr.
                                 Chairman, President and Chief Executive Officer
                                 (Principal Executive Officer)



May 13, 2003                     /s/ Michael P. Keegan
------------                     ---------------------
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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 13, 2003
         ------------

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 13, 2003
         ------------
                                        /s/ Michael P. Keegan
                                        ---------------------
                                        Michael P. Keegan,
                                        Vice President, Chief Financial Officer
                                        and Treasurer