Form 10-Q
period 2003-06-30
APPLIED INNOVATION INC
filed 2003-08-13
CIK 798399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

Registrant’s telephone number, including area code: (614) 798-2000

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

As of August 8, 2003 there were 15,004,409 shares of common stock outstanding.

APPLIED INNOVATION INC.

Table of Contents

		Page
Facing Page		1

Table of Contents		2

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2003 (unaudited)
	and December 31, 2002	3

	Consolidated Statements of Operations for the three- and six-month
	periods ended June 30, 2003 and 2002 (unaudited)	4

	Consolidated Statements of Cash Flows for the three- and six-month
	periods ended June 30, 2003 and 2002 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6-10

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	15

Item 4.	Controls and Procedures	15

Part II. Other Information

Items 1 – 5		15-16

Item 6.	Exhibits and Reports on Form 8-K

	(a) Exhibits	16
	(b) Reports on Form 8-K	16

Signatures		17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLIED INNOVATION INC.
Consolidated Balance Sheets

	(Unaudited)
Assets	June 30, 2003	December 31, 2002

Current assets:
Cash and cash equivalents	$12,677,822	$8,986,292
Short term investments	5,116,905	8,028,510
Accounts receivable, net	6,054,937	5,240,248
Inventory, net	3,029,960	3,409,842
Income taxes receivable	—	3,079,534
Other current assets	311,970	668,975
Deferred income taxes	2,032,000	2,050,000

Total current assets	29,223,594	31,463,401
Property, plant and equipment, net	7,402,095	7,793,014
Investments	9,811,530	6,949,215
Intangible assets, net	236,250	341,250
Goodwill	3,521,401	3,477,001
Deferred income taxes	226,000	226,000
Other assets	135,027	135,027

	$50,555,897	$50,384,908

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,821,954	$1,621,148
Accrued expenses:
Warranty	685,846	542,651
Income taxes payable	107,247	—
Payroll and related expenses	1,191,432	647,149
Restructuring	148,907	582,811
Other accrued expenses	1,244,566	1,039,227
Deferred revenue	3,023,274	1,902,556

Total current liabilities	8,223,226	6,335,542
Note payable	750,000	750,000

Total liabilities	8,973,226	7,085,542
Stockholders’ equity:
Preferred stock; $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock; $.01 par value; authorized 55,000,000 shares; issued and outstanding 14,975,067 shares in 2003 and 14,950,749 shares in 2002	149,751	149,507
Additional paid-in capital	5,911,810	5,845,740
Note receivable for common stock	(382,783)	(382,783)
Retained earnings	35,871,637	37,680,937
Accumulated other comprehensive income, net	32,256	5,965

Total stockholders’ equity	41,582,671	43,299,366

	$50,555,897	$50,384,908

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Sales:
Products	$7,866,350	$14,412,735	$12,256,300	$22,214,190
Services	1,645,964	2,038,129	2,864,756	3,719,318

Total sales	9,512,314	16,450,864	15,121,056	25,933,508
Cost of sales:
Cost of sales — products	3,624,332	7,940,353	6,235,461	12,224,478
Cost of sales — services	728,433	1,561,062	1,370,033	2,701,099

Total cost of sales	4,352,765	9,501,415	7,605,494	14,925,577
Gross profit	5,159,549	6,949,449	7,515,562	11,007,931
Operating expenses:
Selling, general and administrative	3,613,414	5,375,969	7,199,513	10,659,058
Research and development	1,396,136	1,849,601	2,796,253	4,292,015
Restructuring charges	(32,237)	(226,192)	(32,237)	407,730

Income (loss) from operations	182,236	(49,929)	(2,447,967)	(4,350,872)
Interest income and other income, net	76,290	166,145	186,667	360,845

Income (loss) before income taxes	258,526	116,216	(2,261,300)	(3,990,027)
Income taxes	52,000	35,000	(452,000)	(1,197,000)

Net income (loss)	$206,526	$81,216	$(1,809,300)	$(2,793,027)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.01	$0.01	$(0.12)	$(0.18)

Diluted earnings (loss) per share	$0.01	$0.01	$(0.12)	$(0.18)

Weighted-average shares outstanding for basic earnings (loss) per share	14,975,067	15,070,116	14,975,067	15,232,485

Weighted-average shares outstanding for diluted earnings (loss) per share	14,980,853	15,091,715	14,975,067	15,232,485

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(1,809,300)	$(2,793,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	620,562	907,055
Amortization of intangible assets	105,000	105,000
Deferred income tax expense	—	400,000
Other	28	49,113
Effects of changes in operating assets and liabilities:
Accounts receivable	(814,689)	123,317
Inventory	379,882	2,875,468
Income taxes	3,186,781	(561,441)
Other current assets	357,005	134,049
Other assets	—	25,185
Accounts payable	200,806	(717,676)
Accrued expenses	414,513	(275,976)
Deferred revenue	1,120,718	531,640

Net cash provided by operating activities	3,761,306	802,707

Cash flows from investing activities:
Purchases of property, plant and equipment	(245,638)	(545,695)
Proceeds from sales of property, plant and equipment	15,967	4,991
Purchases of investments	(10,057,962)	(2,565,718)
Maturities of investments	9,950,727	4,936,710
Sales of investments	200,816	756,533

Net cash (used in) provided by investing activities	(136,090)	2,586,821

Cash flows from financing activities:
Common stock repurchased	—	(2,816,526)
Proceeds from issuance of common stock	66,314	8,344

Net cash provided by (used in) financing activities	66,314	(2,808,182)

Increase in cash and cash equivalents	3,691,530	581,346
Cash and cash equivalents — beginning of period	8,986,292	15,698,594

Cash and cash equivalents — end of period	$12,677,822	$16,279,940

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of presentation — The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three- and six-month periods ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly, in accordance with generally accepted accounting principles in the U.S., the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2002 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results for the full year.

2. Stock-based compensation plans — The Company accounts for stock option grants under its stock option plans and for stock purchases under its employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized in the consolidated financial statements for stock option grants or for shares purchased under the employee stock purchase plan.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation using the Black-Scholes model:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$206,526	$81,216	$(1,809,300)	$(2,793,027)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(346,130)	(619,792)	(684,525)	(1,304,442)

Pro forma net income (loss)	$(139,604)	$(538,576)	$(2,493,825)	$(4,097,469)

Earnings (loss) per share:
Basic – as reported	$0.01	$0.01	$(0.12)	$(0.18)
Basic – pro forma	$(0.01)	$(0.04)	$(0.17)	$(0.27)
Diluted – as reported	$0.01	$0.01	$(0.12)	$(0.18)
Diluted – pro forma	$(0.01)	$(0.04)	$(0.17)	$(0.27)

3. Inventory — Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 2003 and December 31, 2002 are summarized below:

	June 30, 2003	December 31, 2002

Raw materials	$2,583,819	$3,508,806
Work-in-process	127,786	15,004
Finished goods	1,288,355	993,191

	3,999,960	4,517,001
Reserve for obsolescence	(970,000)	(1,107,159)

	$3,029,960	$3,409,842

4. Warranty — During the quarter ended March 31, 2003, the Company initiated a product recall after a manufacturing defect was identified in a power supply component that was purchased from a third party manufacturer, integrated into the Company’s products, and shipped to customers in 1997 and 1998. The Company estimated the number of units that it expected customers to return in the recall and recorded the associated costs of $450,000 in the first quarter to recall and replace those units. During the quarter ended June 30, 2003, costs associated with the product recall totaling $186,000 were recorded against the reserve, reducing the reserve balance to $264,000 at June 30, 2003. The Company is considering making a claim against the power supply component manufacturer and a claim under its product recall insurance. However, since there is no assurance of whether or when either of such claims may be paid, the Company has not reduced the charge or the ending reserve balance to reflect such contingent claims at this time.

The Company’s warranty activity for the three- and six-month periods ended June 30, 2003 is summarized below:

	Three months ended	Six months ended
	June 30, 2003	June 30, 2003

Beginning balance	$863,228	$542,651
Warranty provision	357,000	991,710
Warranty costs incurred	(534,382)	(848,515)

Ending balance	$685,846	$685,846

5. Income taxes — The Company has recorded its interim income tax provision based on estimates of the Company’s effective tax rate expected to be applicable for the full fiscal year. Estimated effective rates recorded during interim periods may be periodically revised, if necessary, to reflect current estimates.

6. Comprehensive income (loss) — Comprehensive income (loss) for the three- and six-month periods ended June 30, 2003 was $225,165 and ($1,783,009), respectively. The sole adjustment necessary to reconcile net income (loss) with comprehensive income (loss) is the net unrealized gain, net of taxes, on investment securities, which was $18,639 for the three months ended June 30, 2003 and $26,291 for the six months ended June 30, 2003.

Comprehensive income (loss) for the three- and six-month periods ended June 30, 2002 was $78,236 and ($2,839,108), respectively. The sole adjustment necessary to reconcile net income (loss) with comprehensive income (loss) is the net unrealized loss, net of taxes, on investment securities, which was ($2,980) for the three months ended June 30, 2002 and ($46,081) for the six months ended June 30, 2002.

7. Earnings (loss) per share — Basic earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company’s net loss for the six months ended June 30, 2003 and 2002, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company’s weighted-average number of stock options which were in-the-money and, therefore, potentially dilutive for the six months ended June 30, 2003 and 2002 were 384,551 and 239,433, respectively.

Stock options which were out-of-the money and, therefore, anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company’s stock options outstanding at June 30, 2003 and 2002 which were excluded because they were out-of-the-money were 1,493,820 and 2,529,000, respectively.

Shares of common stock used in calculating earnings (loss) per share differed from outstanding shares reported in the consolidated financial statements as follows:

	Three months ended		Three months ended
	June 30, 2003		June 30, 2002

	Basic earnings	Diluted earnings	Basic earnings	Diluted earnings
	per share	per share	per share	per share

Outstanding shares	14,975,067	14,975,067	14,954,549	14,954,549
Effect of weighting changes in outstanding shares	—	—	115,567	115,567
Stock options	—	5,786	—	21,599

Adjusted shares	14,975,067	14,980,853	15,070,116	15,091,715

	Six months ended		Six months ended
	June 30, 2003		June 30, 2002

	Basic loss	Diluted loss	Basic loss	Diluted loss
	per share	per share	per share	per share

Outstanding shares	14,975,067	14,975,067	14,954,549	14,954,549
Effect of weighting changes in outstanding shares	—	—	277,936	277,936
Stock options	—	—	—	—

Adjusted shares	14,975,067	14,975,067	15,232,485	15,232,485

8. Restructuring costs — During 2002, the Company enacted two restructuring plans resulting in restructuring charges related primarily to workforce reductions throughout all departments as well as charges related to excess equipment and leased offices. As of December 31, 2002, the remaining restructuring accrual was $582,811.

In the second quarter of 2003, certain adjustments totaling $32,237 were made to decrease the accrual because the planned headcount reduction was not fully enacted and certain fringe benefit costs were less than originally estimated. In the second quarter of 2002, similar adjustments totaling $226,192 were made to reflect similar revisions to original estimates, resulting in total net charges of $407,730 for the six months ended June 30, 2002.

As of June 30, 2003, the remaining restructuring accrual was $148,907. The remaining accrued restructuring costs are expected to be paid in 2003, with the exception of $65,000 related to lease payments (net of estimated sublease receipts) extending to 2005.

	December 31, 2002	Cash	Non-cash	June 30, 2003
	accrual	deductions	adjustments	accrual

Employee separations	$458,021	$(340,225)	$(32,237)	$85,559
Lease commitments, net of sublease	124,790	(61,442)	—	63,348

	$582,811	$(401,667)	$(32,237)	$148,907

9. Major customers and geographic data – Because of the Company’s concentration of sales to the Regional Bell Operating Companies, long distance phone companies and one foreign service provider, a small number of customers typically represent substantial portions of total sales. For the first six months of 2003, sales to two companies comprised 65% of total sales. One customer contributed 36% and the other customer contributed 29% of total sales. For the first six months of 2002, sales to three companies comprised 78% of total sales. Each of the three customers contributed between 19% and 33% of total sales.

The Company’s sales by geographic areas for the three- and six-month periods ended June 30, 2003 are summarized below:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

United States	$9,388,040	$14,335,656	$14,595,462	$20,855,251
International	124,274	2,115,208	525,594	5,078,257

	$9,512,314	$16,450,864	$15,121,056	$25,933,508

10. Employee Stock Purchase Plan — The Applied Innovation Inc. Employee Stock Purchase Plan (“ESPP”) was approved and adopted by the stockholders on April 25, 2002. The ESPP authorizes the Company to issue up to 500,000 shares of common stock to eligible employees.

The ESPP has semi-annual offering periods commencing January 1 and July 1 during which eligible employees may purchase shares at a price equal to 90% of fair market value on the first or last business day of the offering period, whichever is lower. On January 3, 2003, the Company issued 24,318 shares of common stock at a price of $2.73 per share based on employee payroll deductions for the six-month offering period ended December 31, 2002. On July 2, 2003, the Company issued 20,442 shares of common stock at a price of $2.67 per share based on employee payroll deductions for the six-month offering period ended June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Applied Innovation Inc. is a network management solutions company that simplifies and enhances the operation of complex, distributed voice and data networks. Building on a deep knowledge of network architecture, elements and management, the Company delivers unique hardware, software and service solutions that provide greater connectivity, visibility and control of network elements and the systems that support them. The Company’s largest customers are the four Regional Bell Operating Companies (“RBOCs”), other large domestic and foreign phone companies and certain Competitive Local Exchange Carriers (“CLECs”).

Improving conditions in the telecommunications industry helped the Company increase sales to its largest domestic wireline and wireless customers in the second quarter of 2003 as compared to the first quarter. The Company reported net income for the three month period ended June 30, 2003, largely due to the increase in sales over the first quarter, as well as the continued lower levels of operating expenses. The Company is confident that the improving industry conditions, combined with the Company’s continued focus on controlling operating expenses as well as market expansion initiatives and new product introductions planned for the remainder of 2003, will keep it well positioned to capitalize on the recovery in the industry.

Results of the three- and six-month periods ended June 30, 2003 compared to three- and six-month periods ended June 30, 2002

Sales for the second quarter of 2003 were $9,512,000, a 42% decrease from sales of $16,451,000 during the second quarter of 2002. Year-to-date sales of $15,121,000 for 2003 also decreased 42% from 2002 year-to-date sales of $25,934,000. The overall decrease in quarterly and year-to-date sales was largely attributable to the lingering effects of the capital spending postponements that impacted the telecommunications industry over the past year. Additionally, international sales have decreased significantly based on sharp declines in quarterly and year-to-date sales to the Company’s largest international customer. For the three- and six-month periods ended June 30, 2003, sales to this customer were $26,000 and $380,000, respectively, compared to sales for the comparable periods in the prior year of $2,115,000 and $5,047,000, respectively. The Company attributes a portion of the decrease to changes in the timing of orders from this customer. Based on continued communication with this customer, the Company hopes to see increased orders from this customer in the second half of 2003, although annual volumes are expected to be less than in the prior year.

Gross profit as a percentage of total sales was 54% for the second quarter of 2003, versus 42% for the second quarter of 2002. Year-to-date gross profit percentages were 50% and 42% for 2003 and 2002, respectively. The increase in gross profit as a percentage of total sales was primarily related to inventory charges the Company recorded in the second quarter of 2002 to further writedown certain of its optical and other component inventory, as well as increased utilization of installation services personnel in the current year as compared to the prior year.

The following table summarizes sales and gross profit for products and services:

	For the Quarter Ended June 30, 2003			For the Quarter Ended June 30, 2002

	Products	Services	Total	Products	Services	Total

Sales	$7,866,000	$1,646,000	$9,512,000	$14,413,000	$2,038,000	$16,451,000
Gross Profit	4,242,000	918,000	5,160,000	6,472,000	477,000	6,949,000
Gross Profit %	54%	56%	54%	45%	23%	42%

Product sales of $7,866,000 were 83% of 2003 second quarter sales, versus product sales of $14,413,000, or 88% of 2002 second quarter sales. This represented a 45% decrease in product sales from the comparable quarter in the prior year. Year-to-date product sales of $12,256,000 were 81% of total sales in 2003, versus $22,214,000 or 86% of total sales in 2002. This represented a 45% decrease in product sales from the previous year. Product sales in 2003 continue to be impacted by decreased customer demand, both domestically and internationally. Product sales include revenues from the sales of AIswitch, AIscout, AIbadger and other products, as well as third-party hardware and software licensing revenues.

Gross profit on product sales was 54% of total product sales for the second quarter of 2003, compared with 45% of total product sales for the same period last year. The increase in gross profit in 2003 was primarily attributable to the negative impact of two factors in the second quarter of 2002. First, gross profits on third-party equipment sales are generally lower than on the Company’s core products and the second quarter of 2002 included approximately $1,500,000 of third-party equipment associated with a network management system (“NMS”) deployment in the quarter. Second, $1,398,000 of inventory charges were taken in the second quarter of 2002 that negatively impacted product gross profits.

Services sales of $1,646,000 were 17% of 2003 second quarter sales, versus services sales of $2,038,000, or 12% of 2002 second quarter sales. Year-to-date services sales of $2,865,000 were 19% of total sales in 2002, compared to $3,719,000, or 14% of total sales in 2002. Services sales decreased 19% and 23%, respectively, from 2002 in the three- and six- month periods ending June 30, 2003. The decrease in services sales was consistent with decreases in product sales between years, the overall reduced spending in the industry, and the Company’s reduction in installation services personnel resulting from the 2002 restructurings. Services sales consist of network planning and design, installation services, project management, engineering services, training and maintenance.

Services gross profit for the three-month period ended June 30, 2003 was 56% of services sales, versus 23% of services sales a year ago.

The increase in gross profit on services sales was primarily attributable to increased utilization of services personnel during the second quarter of 2003 and a greater mix of maintenance contract revenues, which typically generate higher gross profit than NMS services and installation work.

Because of the Company’s concentration of sales to RBOCs, long distance phone companies and one foreign service provider, a small number of customers typically represent substantial portions of total sales. For the first six months of 2003, sales to two companies comprised 65% of total sales. One customer contributed 36% and the other customer contributed 29% of total sales. One of these customers has publicly indicated that on-going negotiations with its unions may be unsuccessful, which may result in a labor strike in the third quarter. Such a strike would likely negatively impact orders from this customer. The Company will attempt to mitigate such impact by working closely with this customer.

Selling, general and administrative (“SG&A”) expenses decreased to $3,613,000 in the second quarter of 2003, from $5,376,000 in the second quarter of 2002. As a percentage of total quarterly sales, this represented 38% in 2003 and 33% in 2002. Year-to-date SG&A expenditures were $7,200,000 for 2003 and $10,659,000 for 2002, which represented 48% of total sales in 2003 and 41% in 2002. The decrease in year-to-date SG&A expenditures from the previous year was largely attributable to headcount reductions in sales, marketing and other administrative functions and reductions in bonuses and commissions, advertising, trade show expenditures and travel expenses. The Company anticipates SG&A expenses for the remainder of 2003 to be generally consistent with those in the first two quarters, although certain SG&A expenses such as commissions and other variable compensation, will vary proportionately with changes in sales volumes.

Research and development (“R&D”) expenses decreased to $1,396,000 for the second quarter of 2003, versus $1,850,000 for the same period in 2002. As a percentage of total sales, this represented 15% for the second quarter of 2003 and 11% for the same period in 2002. Year-to-date R&D expenses were $2,796,000 for 2003 and $4,292,000 for 2002. The three- and six-month reductions of $454,000 and $1,496,000, respectively, in R&D expenses were primarily due to reduced personnel and consulting costs, as well as lower materials costs. These cost savings resulted from streamlining the Company’s R&D focus to target only those development projects with the greatest potential for acceptance in the core telecommunications market. The Company expects to continue to invest in product enhancements and new product development to support changing customer and industry needs and product introductions. The Company expects R&D expenditures for the remaining quarters in 2003 to be generally consistent with those in the first two quarters.

As a result of the above factors, the Company recorded income from operations of $182,000 in the second quarter of 2003, versus a loss from operations of $50,000 in the second quarter of 2002. Year-to-date loss from operations was $2,448,000, versus loss from operations of $4,351,000 in 2002. Year-to-date loss from operations represents 16% and 17%, respectively, of total sales in 2003 versus 2002.

Interest income and other income, net decreased to $76,000 in the second quarter of 2003 from $166,000 in the comparable quarter last year. Year-to-date interest income and other income, net decreased to $187,000 in 2003 from $361,000 in the prior year. The overall decrease resulted primarily from lower interest income due to lower average cash and investment balances, as well as overall lower yields on those balances.

The Company’s effective tax rate was 20% for the three- and six-month periods ended June 30, 2003 versus an effective rate of 30% for the same periods in 2002. The decrease in the effective tax rate was due primarily to the impact of tax savings resulting from the estimated full-year impact of research and experimentation credits relative to the taxable income or loss in each year.

Liquidity and capital resources

The Company had $27,606,000 of cash and cash equivalents and short- and long-term investments at June 30, 2003, an increase of $3,642,000 from the December 31, 2002 balance of $23,964,000.

Despite the net loss of $1,809,000 for the six-month period ended June 30, 2003, operating activities provided $3,761,000 of cash due to certain non-cash operating expenses and favorable changes in working capital. Operating expenses not requiring the use of cash included $726,000 of depreciation and amortization. Significant changes in working capital which provided cash included decreased income taxes receivable of $3,187,000, increased deferred revenue of $1,121,000, increased accounts payable and accrued expenses of $615,000 and decreased inventory of $380,000. Partially offsetting those changes were other working capital changes that used cash, including increased accounts receivable of $815,000.

During the six-month period ended June 30, 2002, operating activities provided $803,000 of cash. During the same period, investing activities provided $2,587,000 of cash primarily as a result of investment maturities and sales (net of purchases) of $3,128,000 offset by $546,000 of equipment purchases. Also during that period, the Company used $2,817,000 to repurchase common stock.

Net working capital was $21,000,000 at June 30, 2003, compared to $25,128,000 at December 31, 2002. At June 30, 2003, the current ratio was 3.6:1 and the Company’s only debt outstanding was a $750,000 note payable issued in conjunction with an acquisition that occurred in 2001. The note payable bears interest at the annual rate of 8%, with interest payments due semi-annually and principal due at maturity in August 2004.

The Company believes that its existing cash, cash equivalents, investments and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company for the next twelve months. In addition, the Company believes it could generate additional funding through issuance of debt or equity or through the sale of land if the Company’s working capital needs significantly increase due to circumstances such as sustained weakness in the telecommunications industry resulting in decreased demand for the Company’s products and services and operating losses; faster than expected growth resulting in increased accounts receivable and inventory; additional investment or acquisition activity; or significant research and development efforts. However, there can be no assurance that additional financing will be available on terms favorable to the Company or at all.

Impact of Recently Issued Accounting Standards

On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstance) three classes of freestanding financial instruments that embody obligations for the issuer.

Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial condition or results of operations.

On July 31, 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-5, Applicability of AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. The EITF indicates that software and software related items are within the scope of SOP 97-2, as well as any non-software deliverable for which a software deliverable is essential to the functionality of the non-software deliverable. The EITF Issue will be effective on a prospective basis to all arrangements entered into during the first reporting period after ratification by the Financial Accounting Standards Board, which is expected in August 2003. The Company has not yet evaluated the impact that this Issue will have on its financial condition or results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include any statements regarding sales growth in the year 2003 (paragraphs 2 and 3), labor conditions of a large customer (paragraph 10), future SG&A expenditures (paragraph 11), future R&D expenditures (paragraph 12), and sufficiency of capital resources (paragraph 20). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company’s products and services, the impact of competitive products and services, general economic and business conditions, the Company’s ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company’s business and other risks and uncertainties detailed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

One or more of these factors have affected, and could in the future affect, the Company’s business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s management carried out an evaluation, with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1 — 3. Inapplicable

Items 4. Submission of Matters to a Vote of Security Holders

(a)	Applied Innovation Inc. held its Annual Meeting of Stockholders on April 24, 2003, for the purpose of electing three Class I directors.

(b)	At the Annual Meeting of Stockholders, all directors nominated were elected.

(c)	The table shows the voting tabulation for each matter voted upon at the Annual Meeting of Stockholders.

ACTION	FOR	WITHHELD

Election of Class I Directors
Michael J. Endres	14,338,874	206,033
William H. Largent	14,454,897	90,010
Richard W. Oliver	14,338,397	206,510

Item 5. Inapplicable

Item 6.(a) Exhibits

Exhibit 31.1 – Rule 13a-14(a) Certification of Principal Executive Officer
Exhibit 31.2 – Rule 13a-14(a) Certification of Principal Financial Officer
Exhibit 32.1 – Section 1350 Certification of Principal Executive Officer
Exhibit 32.2 – Section 1350 Certification of Principal Financial Officer

(b)	Reports on Form 8-K

On April 17, 2003, the Company filed Items 7 and 9 on a Current Report on Form 8-K, dated April 17, 2003, regarding its consolidated financial results of operations for its first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED INNOVATION INC.
(Registrant)

August 13, 2003	/s/ Gerard B. Moersdorf, Jr.
Date	Gerard B. Moersdorf, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 13, 2003	/s/ Michael P. Keegan
Date	Michael P. Keegan
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)