Form 10-Q
period 2003-09-30
APPLIED INNOVATION INC
filed 2003-11-10
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2003
                                       OR

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

As of November 7, 2003 there were 15,024,409 shares of common stock outstanding.

                             APPLIED INNOVATION INC.

                                Table of Contents


                                                                                         Page

Facing Page                                                                               1

Table of  Contents                                                                        2

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2003 (unaudited)
              and December 31, 2002                                                       3

         Consolidated Statements of Operations for the three- and nine-month
              periods ended September 30, 2003 and 2002 (unaudited)                       4

         Consolidated Statements of Cash Flows for the nine-month periods
              ended September 30, 2003 and 2002 (unaudited)                               5

         Notes to Consolidated Financial Statements (unaudited)                      6 - 10

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                         10 - 15

Item 3. Quantitative and Qualitative Disclosure About Market Risk                        16

Item 4. Controls and Procedures                                                          16

Part II. Other Information

Items 1 - 5.                                                                             17

Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits                                                               17
              (b) Reports on Form 8-K                                                    17

Signatures                                                                               17


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             APPLIED INNOVATION INC.
                           Consolidated Balance Sheets


                                                                            (Unaudited)
Assets                                                                  September 30, 2003     December 31, 2002
------                                                                 ---------------------- ---------------------

Current assets:
    Cash and cash equivalents                                                   $ 10,159,484           $ 8,986,292
    Short term investments                                                         5,759,917             8,028,510
    Accounts receivable, net                                                       5,450,581             5,240,248
    Inventory, net                                                                 2,823,101             3,409,842
    Income taxes receivable                                                                -             3,079,534
    Other current assets                                                             302,805               668,975
    Deferred income taxes                                                          2,037,000             2,050,000
                                                                       ---------------------- ---------------------
          Total current assets                                                    26,532,888            31,463,401


Property, plant and equipment, net                                                 7,215,633             7,793,014
Investments                                                                       10,398,019             6,949,215
Intangible assets, net                                                               183,750               341,250
Goodwill                                                                           3,525,801             3,477,001
Deferred income taxes                                                                226,000               226,000
Other assets                                                                       1,573,834               135,027
                                                                       ---------------------- ---------------------

                                                                                $ 49,655,925          $ 50,384,908
                                                                       ====================== =====================

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
    Accounts payable                                                             $ 1,092,668           $ 1,621,148
    Accrued expenses:
       Warranty                                                                      613,970               542,651
       Income taxes payable                                                          117,029                     -
       Payroll and related expenses                                                  902,941               647,149
       Restructuring                                                                  49,831               582,811
       Other accrued expenses                                                      1,095,920             1,039,227
    Deferred revenue                                                               2,344,389             1,902,556
    Note payable                                                                     750,000                     -
                                                                       ---------------------- ---------------------
          Total current liabilities                                                6,966,748             6,335,542

Note payable                                                                               -               750,000
                                                                       ---------------------- ---------------------
          Total liabilities                                                        6,966,748             7,085,542

Stockholders' equity:
    Preferred stock; $.01 par value; authorized 5,000,000 shares;
      none issued and outstanding                                                          -                     -
    Common stock; $.01 par value; authorized 55,000,000 shares;
      issued and outstanding 15,013,909 shares in 2003 and
      14,950,749 shares in 2002                                                      150,139               149,507
    Additional paid-in capital                                                     6,057,447             5,845,740
    Note receivable for common stock                                                       -              (382,783)
    Retained earnings                                                             36,455,540            37,680,937
    Accumulated other comprehensive income, net                                       26,051                 5,965
                                                                       ---------------------- ---------------------

          Total stockholders' equity                                              42,689,177            43,299,366
                                                                       ---------------------- ---------------------

                                                                                $ 49,655,925          $ 50,384,908
                                                                       ====================== =====================


See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Operations (Unaudited)

                                             Three Months Ended September 30,             Nine Months Ended September 30,
                                                 2003                 2002                    2003                 2002
                                           ------------------- --------------------   --------------------- -------------------
Sales:
     Products                                    $  7,970,142         $  5,578,271            $ 20,226,442       $ 27,792,461
     Services                                       1,990,012            1,668,293               4,854,768          5,387,611
                                           ------------------- --------------------   --------------------- -------------------
         Total sales                                9,960,154            7,246,564              25,081,210         33,180,072

Cost of sales:
     Cost of sales - products                       3,786,118            3,616,466              10,021,579         15,840,944
     Cost of sales - services                         948,770              963,873               2,318,803          3,664,972
                                           ------------------- --------------------   --------------------- -------------------
         Total cost of sales                        4,734,888            4,580,339              12,340,382         19,505,916

         Gross profit                               5,225,266            2,666,225              12,740,828         13,674,156

Operating expenses:
     Selling, general and administrative            3,341,194            4,381,026              10,540,707         15,040,084
     Research and development                       1,414,882            1,520,080               4,211,135          5,812,095
     Restructuring charges                                  -            2,468,953                 (32,237)         2,876,683
                                           ------------------- --------------------   --------------------- -------------------

         Income (loss) from operations                469,190           (5,703,834)             (1,978,777)       (10,054,706)

Interest income and other income, net                  92,713              111,820                 279,380            472,665
                                           ------------------- --------------------   --------------------- -------------------

         Income (loss) before income taxes            561,903           (5,592,014)             (1,699,397)        (9,582,041)

Income taxes                                          (22,000)          (2,444,000)               (474,000)        (3,641,000)
                                           ------------------- --------------------   --------------------- -------------------

         Net income (loss)                       $    583,903         $ (3,148,014)           $ (1,225,397)      $ (5,941,041)
                                           =================== ====================   ===================== ===================

Earnings (loss) per share:
         Basic earnings (loss) per share         $       0.04         $      (0.21)           $      (0.08)      $      (0.39)
                                           =================== ====================   ===================== ===================
         Diluted earnings (loss) per share       $       0.04         $      (0.21)           $      (0.08)      $      (0.39)
                                           =================== ====================   ===================== ===================

Weighted-average shares outstanding
     for basic earnings (loss) per share           15,005,851           14,952,515              14,985,366         15,139,311
                                           =================== ====================   ===================== ===================

Weighted-average shares outstanding
     for diluted earnings (loss) per share         15,142,144           14,952,515              14,985,366         15,139,311
                                           =================== ====================   ===================== ===================


See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Cash Flows (Unaudited)


                                                                           Nine Months Ended September 30,
                                                                             2003                  2002
                                                                       -----------------       -------------
Cash flows from operating activities:
    Net loss                                                              $ (1,225,397)        $ (5,941,041)
    Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation                                                             909,973            1,356,784
      Amortization of intangible assets                                        157,500              157,500
      Other                                                                      8,533               80,481
      Effects of changes in operating assets and liabilities:
        Accounts receivable                                                   (210,333)           3,824,450
        Inventory                                                              586,741            3,354,260
        Income taxes                                                         3,196,563           (2,606,666)
        Other current assets                                                   366,170              283,411
        Other assets                                                        (1,438,807)              26,426
        Accounts payable                                                      (528,480)            (787,916)
        Accrued expenses                                                      (197,976)             116,177
        Deferred revenue                                                       441,833           (1,256,729)
                                                                     ------------------  -------------------
      Net cash provided by (used in) operating activities                    2,066,320           (1,392,863)
                                                                     ------------------  -------------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                                (348,587)            (909,020)
    Proceeds from sales of property, plant and equipment                        16,792               33,741
    Purchases of investments                                               (14,256,548)          (4,388,825)
    Maturities of investments                                               12,908,607            8,615,086
    Sales of investments                                                       200,816              756,533
                                                                     ------------------  -------------------
      Net cash (used in) provided by investing activities                   (1,478,920)           4,107,515
                                                                     ------------------  -------------------

Cash flows from financing activities:
    Common stock repurchased                                                         -           (2,834,891)
    Proceeds from payment on note receivable                                   382,783              112,088
    Proceeds from issuance of common stock                                     203,009               15,219
                                                                     ------------------  -------------------
      Net cash provided by (used in) financing activities                      585,792           (2,707,584)
                                                                     ------------------  -------------------

Increase in cash and cash equivalents                                        1,173,192                7,068
Cash and cash equivalents - beginning of period                              8,986,292           15,698,594
                                                                     ------------------  -------------------

Cash and cash equivalents - end of period                                 $ 10,159,484         $ 15,705,662
                                                                     ==================  ===================


See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. Basis of presentation - The consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the three- and nine-month periods ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly, in accordance with generally accepted accounting principles in the U.S., the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation using the Black-Scholes model:



                                                       Three months ended September 30,      Nine months ended September 30,
                                                              2003             2002              2003              2002
                                                              ----             ----              ----              ----
Net income (loss), as reported                         $      583,903    $    (3,148,014)   $    (1,225,397)  $   (5,941,041)
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax              (307,399)          (125,771)          (991,924)      (1,430,212)
      effects
                                                       --------------    ---------------    ---------------   --------------
Pro forma net income (loss)                            $      276,504    $    (3,273,785)   $    (2,217,321)  $   (7,371,253)
                                                       ==============    ===============   ================    =============

Earnings (loss) per share:
         Basic - as reported                           $      0.04       $     (0.21)       $     (0.08)      $     (0.39)
         Basic - pro forma                             $      0.02       $     (0.22)       $     (0.15)      $     (0.49)
         Diluted - as reported                         $      0.04       $     (0.21)       $     (0.08)      $     (0.39)
         Diluted - pro forma                           $      0.02       $     (0.22)       $     (0.15)      $     (0.49)


3. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at September 30, 2003 and December 31, 2002 are summarized below:


                                                September 30, 2003      December 31, 2002
                                                ------------------      -----------------
           Raw materials                            $ 1,717,990            $ 3,508,806
           Work-in-process                              102,816                 15,004
           Finished goods                             1,866,295                993,191
                                                    -----------            -----------
                                                      3,687,101              4,517,001
           Reserve for obsolescence                    (864,000)            (1,107,159)
                                                    -----------            -----------
                                                    $ 2,823,101            $ 3,409,842
                                                    ===========            ===========



4. Warranty - During the quarter ended March 31, 2003, the Company initiated a product recall after a manufacturing defect was identified in a power supply component that was purchased from a third party manufacturer, integrated into the Company's products, and shipped to customers in 1997 and 1998. The Company estimated the number of units that it expected customers to return in the recall and recorded the associated costs of $450,000 in the first quarter to recall and replace those units. During the quarter ended September 30, 2003, the Company recorded an adjustment of $127,000 to decrease the reserve balance based on revisions to the estimated number of units to be returned and the associated costs. In addition, costs associated with the product recall totaling $17,000 and $203,000 for the three- and nine-month periods ended September 30, 2003, respectively, were recorded against the reserve. At September 30, 2003, the remaining reserve balance was $120,000.

The Company's warranty activity for the three- and nine-month periods ended September 30, 2003 is summarized below:


                                                   Three months ended      Nine months ended
                                                   September 30, 2003      September 30, 2003
                                                   ------------------      ------------------
        Beginning balance                        $           685,846    $          542,651
           Warranty provision                                288,000             1,279,710
           Warranty costs incurred                          (359,876)           (1,208,391)
                                                 -------------------    ------------------
        Ending balance                           $           613,970               613,970
                                                 ===================    ==================



5. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate and income tax credits expected to be applicable for the full fiscal year. Estimated taxes and credits recorded during interim periods may be periodically revised, if necessary, to reflect revised estimates for the full fiscal year.

6. Comprehensive income (loss) - Comprehensive income (loss) for the three- and nine-month periods ended September 30, 2003 was $577,698 and ($1,205,311), respectively. The sole adjustment necessary to reconcile net income (loss) with comprehensive income (loss) is the net unrealized gain (loss), net of taxes, on investment securities, which was ($6,205) for the three months ended September 30, 2003 and $20,086 for the nine months ended September 30, 2003.

Comprehensive loss for the three- and nine-month periods ended September 30, 2002 was $3,141,789 and $5,980,897, respectively. The sole adjustment necessary to reconcile net loss with comprehensive loss is the net unrealized gain (loss), net of taxes, on investment securities, which was $6,225 for the three months ended September 30, 2002 and ($39,856) for the nine months ended September 30, 2002.

7. Earnings (loss) per share - Basic earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company's net loss for the nine months ended September 30, 2003 and 2002, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company's weighted-average number of stock options which were in-the-money and, therefore, potentially dilutive for the nine months ended September 30, 2003 and 2002 were 514,642 and 167,375, respectively.

Stock options which were out-of-the money and, therefore, anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company's stock options outstanding at September 30, 2003 and 2002 which were excluded because they were out-of-the-money were 1,313,120 and 1,666,400, respectively.

Shares of common stock used in calculating earnings (loss) per share differed from outstanding shares reported in the consolidated financial statements as follows:


                                      Three months ended                        Three months ended
                                       September 30, 2003                       September 30, 2002
                                      -------------------                       ------------------
                               Basic earnings     Diluted earnings          Basic loss           Diluted loss
                                  per share           per share              per share            per share
                                 ----------          ----------             ----------           ----------
Outstanding shares                15,013,909          15,013,909            14,950,749          14,950,749
Effect of weighting changes
     in outstanding shares            (8,058)             (8,058)                1,766               1,766
Stock options                            - -             136,293                   - -                 - -
                                 -----------        ------------           -----------         -----------
     Adjusted shares              15,005,851          15,142,144            14,952,515          14,952,515
                                 ===========        ============           ===========         ===========



                                      Nine months ended                          Nine months ended
                                      September 30, 2003                        September 30, 2002
                                     -------------------                        ------------------
                                 Basic loss         Diluted loss            Basic loss          Diluted loss
                                  per share           per share              per share            per share
                                 ----------          ----------             ----------           ----------
Outstanding shares                15,013,909          15,013,909            14,950,749          14,950,749
Effect of weighting changes
     in outstanding shares           (28,543)            (28,543)              188,562             188,562
Stock options                            - -                 - -                   - -                 - -
                                 -----------        ------------           -----------         -----------
     Adjusted shares              14,985,366          14,985,366            15,139,311          15,139,311
                                 ===========        ============           ===========         ===========


8. Restructuring costs - During 2002, the Company enacted two restructuring plans resulting in restructuring charges related primarily to workforce reductions throughout all departments as well as charges related to excess equipment and leased offices. Those charges totaled $2,468,953 for the quarter ended September 30, 2002 and $2,876,683 for the nine months ended September 30, 2002. At December 31, 2002, the remaining restructuring accrual was $582,811.

In the second quarter of 2003, certain adjustments totaling $32,237 were made to decrease the accrual because the planned headcount reduction was not fully enacted and certain fringe benefit costs were less than originally estimated. At September 30, 2003, the remaining restructuring accrual was $49,831. The remaining accrued restructuring costs represent lease payments (net of estimated sublease receipts) extending to 2005.

Activity in the restructuring accrual for the nine months ended September 30, 2003 is summarized below:


                                         December 31,            Cash              Non-cash         September 30,
                                         2002 accrual         deductions         adjustments        2003 accrual
                                         ------------        -------------      --------------      ------------
 Employee separations                      $  458,021          $  (425,784)         $  (32,237)        $     - -
 Lease commitments, net of sublease           124,790              (74,959)                - -            49,831
                                         ------------        -------------      --------------      ------------
                                           $  582,811          $  (500,743)         $  (32,237)        $  49,831
                                         ============        =============      ==============      ============


9. Major customers and geographic data - Because of the Company's concentration of sales to the Regional Bell Operating Companies, large domestic wireline and wireless service providers and one foreign service provider, a small number of customers typically represent substantial portions of total sales. For the first nine months of 2003, sales to three companies comprised 75% of total sales. Each of the three customers contributed between 12% and 34% of total sales. For the first nine months of 2002, sales to three companies comprised 76% of total sales. Each of the three customers contributed between 17% and 32% of total sales.

The Company's sales by geographic areas for the three- and nine-month periods ended September 30, 2003 and 2002 are summarized below:


                                          Three months ended September 30,       Nine months ended September 30,
                                              2003                2002               2003               2002
                                              ----                ----               ----               ----
        United States                     $ 9,907,280         $  6,677,685       $  24,502,742      $  27,532,936
        International                          52,874              568,879             578,468          5,647,136
                                         ------------        -------------      --------------     --------------
                                          $ 9,960,154         $  7,246,564       $  25,081,210      $  33,180,072
                                         ============        =============      ==============     ==============


10. Employee Stock Purchase Plan - The Applied Innovation Inc. Employee Stock Purchase Plan ("ESPP") was approved and adopted by the stockholders on April 25, 2002. The ESPP authorizes the Company to issue up to 500,000 shares of common stock to eligible employees The ESPP has semi-annual offering periods commencing January 1 and July 1 during which eligible employees may purchase shares at a price equal to 90% of fair market value on the first or last business day of the offering period, whichever is lower. On January 3, 2003, the Company issued 24,318 shares of common stock at a price of $2.73 per share based on employee payroll deductions for the six-month offering period ended December 31, 2002. On July 2, 2003, the Company issued 20,442 shares of common stock at a price of $2.66 per share based on employee payroll deductions for the six-month offering period ended June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Applied Innovation Inc. is a network management solutions company that simplifies and enhances the operation of complex, distributed voice and data networks. Building on a deep knowledge of network architecture, elements and management, the Company delivers unique hardware, software and service solutions that provide greater connectivity, visibility and control of network elements and the systems that support them. The Company's largest customers are the four Regional Bell Operating Companies ("RBOCs") and other large domestic and foreign wireline and wireless service providers.

Continued improvement in domestic wireline and wireless markets in the third quarter of 2003 contributed to the increase in the Company's quarterly sales as compared to the first and second quarters. The Company's ongoing commitment to controlling operating expenses, coupled with the sequential increase in sales, resulted in net income of $584,000 for the three months ended September 30, 2003. During the quarter, the Company launched a new product, AIextend, and the Company has two additional new product introductions planned for the fourth quarter of 2003. The Company anticipates that this focus on new product development and its market expansion initiatives will permit it to capitalize on improving industry conditions as its core customers return to more normal levels of capital spending for the remainder of 2003 and into 2004.

RESULTS OF THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002

Sales for the third quarter of 2003 were $9,960,000, a 37% increase over sales of $7,246,000 during the third quarter of 2002. Year-to-date sales of $25,081,000 for 2003 decreased 24% from 2002 year-to-date sales of $33,180,000.
The increase in quarterly sales was largely attributable to the increased capital spending by the Company's largest domestic wireline and wireless customers, while the decrease in year-to-date sales reflected the lingering effects of the capital spending postponements that have impacted the telecommunications industry over the past year. Additionally, international sales have decreased significantly based on sharp declines in quarterly and year-to-date sales to the Company's largest international customer. For the three- and nine-month periods ended September 30, 2003, sales to this customer were $0 and $380,000, respectively, compared to sales for the comparable periods in the prior year of $516,000 and $5,563,000, respectively. Although annual volumes are expected to be less than in the prior year, the Company anticipates increased orders from this customer in the last quarter of 2003 as compared to earlier quarters in the year.

Gross profit as a percentage of total sales was 52% for the third quarter of 2003, versus 37% for the third quarter of 2002. Year-to-date gross profit percentages were 51% and 41% for 2003 and 2002, respectively. The increase in gross profit as a percentage of total sales was partially attributable to an improved mix of higher margin core products, as well as increased utilization of installation services personnel in the current year as compared to the prior year. In addition, the current year included inventory charges to write down certain inventory totaling $425,000 for the quarter and $597,000 year-to-date, while similar quarterly and year-to-date charges in the prior year were $350,000 and $2,167,000, respectively. The Company also established specific warranty reserves associated with a product recall in the first quarter of 2003, with a subsequent adjustment in the third quarter to reduce the reserve by $127,000. In the third quarter of 2002, the Company established specific warranty reserves totaling $200,000 for warranty exposure associated with a single product line.

The following table summarizes sales and gross profit for products and services:



                 For the Quarter Ended September 30, 2003    For the Quarter Ended September 30, 2002
                 ----------------------------------------    ----------------------------------------

                    Products     Services      Total            Products     Services        Total
                    --------     --------      -----            --------     --------        -----
Sales               $7,970,000  $1,990,000    $9,960,000       $5,578,000    $1,668,000    $7,246,000
Gross Profit         4,184,000   1,041,000     5,225,000        1,962,000       704,000     2,666,000
Gross Profit %         52%          52%         52%                35%          42%            37%


Product sales of $7,970,000 were 80% of 2003 third quarter sales, versus product sales of $5,578,000, or 77% of 2002 third quarter sales. This represented a 43% increase in product sales over the comparable quarter in the prior year. Year-to-date product sales of $20,226,000 were 81% of total sales in 2003, versus $27,792,000 or 84% of total sales in 2002. This represented a 27% decrease in product sales from the previous year. On a quarterly basis, product sales in 2003 continued to improve sequentially as a result of improved domestic spending, including significant increases in wireless sales. However, on a year-to-date basis, total sales still reflect the overall spending slowdown in the industry over the last twelve months as well as the decreased spending by the Company's largest international customer. Product sales include revenues from the sales of AIswitch, AIscout, AIbadger and other products, as well as third-party hardware and software licensing revenues.

Gross profit on product sales was 52% of total product sales for the third quarter of 2003, compared with 35% of total product sales for the same period last year. The increase in gross profit in 2003 was primarily attributable to an overall increase in sales volume leading to better fixed cost coverage and an improved mix of higher margin core products. In addition, the comparable quarter in the prior year quarter included lower margin third-party network management system equipment. The Company recorded approximately $425,000 of inventory charges in the third quarter of 2003, related to potentially obsolete, older line card products. Also in the quarter, the Company recorded a $127,000 adjustment to reduce its warranty reserve associated with a product recall, as discussed above. In the third quarter of last year, the Company recorded $350,000 of similar inventory charges, as well as specific warranty reserves of $200,000.

Services sales of $1,990,000 were 20% of 2003 third quarter sales, versus services sales of $1,668,000, or 23% of 2002 third quarter sales. This represented a 19% increase in services sales over the comparable quarter of the prior year. Year-to-date services sales of $4,855,000 were 19% of total sales in 2003, compared to $5,388,000, or 16% of total sales in 2002. This represented a 10% decrease in services sales from the previous year. The quarterly increase and the year-to-date decrease in services sales were consistent with the fluctuations in product sales between years. Services sales consist of network planning and design, installation services, project management, engineering services, training and maintenance.

Services gross profit for the three-month period ended September 30, 2003 was 52% of services sales, versus 42% of services sales a year ago. The increase in gross profit on services sales was primarily attributable to increased utilization of services personnel during the third quarter of 2003 and a greater mix of maintenance contract revenues, which typically generate higher gross profit than network management system services and installation work.

Because of the Company's concentration of sales to RBOCs, large domestic wireline and wireless service providers and one foreign service provider, a small number of customers typically represent substantial portions of total sales. For the first nine months of 2003, sales to three companies comprised 75% of total sales. Each of the three customers contributed between 12% and 34% of total sales. For the first nine months of 2002, sales to three companies comprised 76% of total sales. Each of the three customers contributed between 17% and 32% of total sales.

Selling, general and administrative ("SG&A") expenses decreased to $3,341,000 in the third quarter of 2003, from $4,381,000 in the third quarter of 2002. As a percentage of total quarterly sales, this represented 34% in 2003 and 60% in 2002. Year-to-date SG&A expenditures were $10,541,000 for 2003 and $15,040,000 for 2002, which represented 42% of total sales in 2003 and 45% in 2002. The significant decreases in quarterly and year-to-date SG&A expenditures from the previous year were largely attributable to headcount reductions in sales, marketing and other administrative functions and reductions in bonuses and commissions, advertising, trade show expenditures and travel expenses. The Company anticipates SG&A expenses for the fourth quarter of 2003 to be generally consistent with those in the first three quarters, although certain SG&A expenses such as commissions and other variable compensation, will vary proportionately with changes in sales volumes.

Research and development ("R&D") expenses decreased to $1,415,000 for the third quarter of 2003, versus $1,520,000 for the same period in 2002. As a percentage of total sales, this represented 14% for the third quarter of 2003 and 21% for the same period in 2002. Year-to-date R&D expenses were $4,211,000 for 2003 and $5,812,000 for 2002, representing 17% of total sales in 2003 and 18% in 2002. The decreases in quarterly and year-to-date R&D expenses from the previous year were primarily due to reduced personnel and consulting costs, as well as lower materials costs. These cost savings resulted from streamlining the Company's R&D focus to target only those development projects with the greatest potential for acceptance in our current wireline and wireless markets. The Company expects to continue to invest in product enhancements and new product development to support changing customer and industry needs and product introductions. The Company introduced one new product in the third quarter of 2003 and two new product introductions are expected in the fourth quarter. The Company expects R&D expenditures for the fourth quarter of 2003 to be generally consistent with those in the first three quarters.

During 2002, the Company enacted two restructuring plans resulting in restructuring charges related primarily to workforce reductions throughout all departments as well as charges related to excess equipment and leased offices. Those charges totaled $2,469,000 for the quarter ended September 30, 2002 and $2,877,000 for the nine months ended September 30, 2002. In the second quarter of 2003, certain adjustments totaling $32,237 were made to decrease the restructuring accrual because the planned headcount reduction was not fully enacted and certain fringe benefit costs were less than originally estimated.

As a result of the above factors, the Company recorded income from operations of $469,000 in the third quarter of 2003, versus a loss from operations of $5,704,000 in the third quarter of 2002. Year-to-date loss from operations was $1,979,000 in 2003, versus a loss from operations of $10,055,000 in 2002. Year-to-date loss from operations represented 8% and 30% of total sales in 2003 and 2002, respectively.

Interest income and other income, net decreased to $93,000 in the third quarter of 2003 from $112,000 in the comparable quarter last year. Year-to-date interest income and other income, net decreased to $279,000 in 2003 from $473,000 in the prior year. The overall decrease resulted primarily from lower interest income due to lower yields on cash and investment balances.

In the third quarter of 2003, the Company increased its 2003 year-to-date effective tax benefit rate to 28% from 20%, the estimated rate utilized for the first six months of the year. This increase was due to revised estimates of the Company's full-year operating results and the impact on taxes from research and experimentation credits. The change in effective tax rate from 20% to 28% for the year resulted in a $22,000 tax benefit during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $26,317,000 of cash and cash equivalents and short- and long-term investments at September 30, 2003, an increase of $2,353,000 from the December 31, 2002 balance of $23,964,000.

Despite the net loss of $1,225,000 for the nine-month period ended September 30, 2003, operating activities provided $2,066,000 of cash due to certain non-cash operating expenses and favorable changes in working capital. Operating expenses not requiring the use of cash included $1,067,000 of depreciation and amortization. Significant changes in working capital which provided cash included decreased income taxes receivable of $3,197,000 due primarily to receipt of income tax refunds from prior years, decreased inventory of $587,000 and increased deferred revenue of $442,000. Partially offsetting those changes were other working capital changes that used cash, including increased accounts receivable of $210,000, increased other assets of $1,439,000 related primarily to the purchase of key-man life insurance contracts, and decreased accounts payable and accrued expenses of $726,000. During the same period, investing activities used $1,479,000 due to investment purchases (net of maturities and sales) of $1,147,000 and purchases of equipment (net of proceeds received from the sales of equipment) of $332,000. Financing activities provided $586,000 during the nine-month period ending September 30, 2003 due to proceeds from the payment on a shareholder note receivable of $383,000 and proceeds from the issuance of common stock of $203,000.

During the nine-month period ended September 30, 2002, operating activities used only $1,393,000 of cash despite the net loss of $5,941,000 for the period. Operating expenses not requiring the use of cash included $1,514,000 of depreciation and amortization, as well as $2,167,000 of inventory charges. Other working capital changes included decreased accounts receivable of $3,824,000, decreased inventory of $1,187,000 (net of non-cash charges), increased income taxes receivable of $2,607,000 and decreased deferred revenue of $1,257,000. Also during the nine-month period, investing activities provided $4,108,000 of cash primarily as a result of investment maturities and sales (net of purchases) of $4,983,000, offset by $875,000 of equipment purchases (net of proceeds received from the sales of equipment). Also during the period, the Company used $2,835,000 to repurchase common stock.

Net working capital was $19,566,000 at September 30, 2003, compared to $25,128,000 at December 31, 2002. At September 30, 2003, the current ratio was 3.8:1 and the Company's only debt outstanding was a $750,000 note payable issued in conjunction with an acquisition that occurred in 2001. The note payable bears interest at the annual rate of 8%, with interest payments due semi-annually and principal due at maturity in August 2004.

The Company's credit facility for a line of credit up to $10,000,000 expired in August 2003. The Company does not intend to renew or replace the credit facility.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On July 31, 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-5, Applicability of AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. The EITF indicates that software and software related items are within the scope of SOP 97-2, as well as any non-software deliverable for which a software deliverable is essential to the functionality of the non-software deliverable. The EITF Issue is effective on a prospective basis to all arrangements entered into during the first reporting period after ratification by the Financial Accounting Standards Board, which occurred in August 2003. The Company adopted the provisions of the EITF Issue on October 1, 2003. The adoption did not have a material impact on the Company's financial condition or results of operations.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include any statements regarding new product development and market expansion initiatives (paragraph 2), improving industry conditions and capital spending by core customers (paragraph 2), anticipated orders from the Company's largest international customer (paragraph 3), future SG&A expenditures (paragraph 11), future R&D expenditures (paragraph 12), and sufficiency of capital resources (paragraph 22). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company's products and services, the impact of competitive products and services, general economic and business conditions, the Company's ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuation, or similar market risks. The Company invests in various debt obligations, primarily U.S. government and agency obligations and high quality commercial paper, with maturities generally less than three years. Although the yields on such investments are subject to changes in interest rates, the potential impact to the Company and its future earnings as a result of customary interest rate fluctuations is immaterial. Furthermore, the Company has not entered into any derivative contracts. Related to an acquisition in 2001, the Company has a $750,000 note payable due in August 2004, bearing interest at a fixed rate of 8% annually.

Item 4.     Controls and Procedures

As of the end of the period covered by this report, the Company's management carried out an evaluation, with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Items 1 - 5.      Inapplicable

Item 6.  (a)      Exhibits

                  Exhibit 31.1 - Rule 13a-14(a) Certification of Principal Executive Officer
                  Exhibit 31.2 - Rule 13a-14(a) Certification of Principal Financial Officer
                  Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer
                  Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer

         (b)      Reports on Form 8-K

                  On July 16, 2003, the Company filed a Current Report on Form 8-K (Items 7 and 9), dated July 16, 2003, regarding its consolidated financial results of operations for its second quarter ended June 30, 2003.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         APPLIED INNOVATION INC.
                                         -----------------------
                                         (Registrant)



November 10, 2003                        /s/  Gerard B. Moersdorf, Jr.
-----------------                        -----------------------------
Date                                     Gerard B. Moersdorf, Jr.
                                         Chairman, President and Chief Executive
                                         Officer (Principal Executive Officer)


November 10, 2003                         /s/  Michael P. Keegan
------------------                        ----------------------
Date                                      Michael P. Keegan
                                          Vice President, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)