Form 10-K
period 2003-12-31
APPLIED INNOVATION INC
filed 2004-03-08
CIK 798399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                         For the transition period from

                          ------------------------ to

                            ------------------------

                        Commission file number: 0-21352

                            APPLIED INNOVATION INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE
      (State or other jurisdiction of incorporation or                     31-1177192
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of the registrant's Common Stock held by the registrant's non-affiliates was approximately $29,343,699 on June 30, 2003.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,062,775 shares of Common Stock were outstanding at February 27, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III -- Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2004, in part, as indicated.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "anticipate," "believe," "expect," "estimate," "project" and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in "Business--Business Risks." The Company undertakes no obligation to publicly update or revise any forward-looking statements.

                                    PART ONE


ITEM ONE  BUSINESS
--------------------------------------------------------------------------------

ALL REFERENCES TO "WE," "US," "OUR," "APPLIED INNOVATION," "AI," OR THE "COMPANY" IN THIS ANNUAL REPORT ON FORM 10-K MEAN APPLIED INNOVATION INC.

----------------------------------------------------
GENERAL

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

----------------------------------------------------
THE COMPANY'S MARKETS

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

The Company's products and services help operators of large, complex networks more efficiently and effectively manage their operations. The products serve three primary network management applications in data communications networks
(DCNs): mediation, aggregation and adaptation.

Mediation refers to the translation of differing data communications standards, or protocols, to a common protocol used by the carrier's network. Applied Innovation's mediation expertise, combined with its network knowledge, vastly simplifies the carrier's network management activities. The Company does this by providing seamless connectivity between operations support systems (OSSs), generally located at a network operations center (NOC), and network elements
(NEs), generally located remotely in a central office (CO) or other network location.

Aggregation is the process of collecting multiple data streams from multiple network locations and combining the data streams onto a single data stream--ultimately the data is connected to a wide area network (WAN). AI's aggregation products simplify and flatten its customers' networks, thereby improving efficiency, reducing maintenance costs and eliminating the costs of overlapping communication lines.

Adaptation simplifies the process of replacing or upgrading OSSs. Often, OSS migration is a very time-consuming, high-risk and expensive process for the Company's customers since they not only have to migrate large and complex software systems, but they also have to modify their very large and complex DCNs, comprised of thousands of elements. AI's adaptation products solve mediation and aggregation issues for the customer, eliminating or reducing the need to modify its DCN.

----------------------------------------------------
PRODUCTS
HARDWARE SOLUTIONS

AIswitch(TM) AIswitch delivers maximum connectivity and mediation for surveillance networks. This mediation system allows network operators to maintain correct protocol interaction and communication between operations support systems and network elements and offers increased flexibility. With AIswitch, service providers can increase network availability, reduce operational expenses, improve network utilization and gain flexibility in network architecture in central offices.

AIextend(TM) AIextend brings intelligence to the network edge and improves OSS efficiency. A powerful, next-generation application mediation device, AIextend facilitates rapid integration of network elements with both legacy and next-generation operations support systems. With it, service providers can reduce OSS integration costs, gain intelligence at the edge, improve return on current network investments, increase efficiency of their OSS and gain flexibility and scalability.

AIconnect(TM) AIconnect is a multi-purpose line card that provides a highly integrated, scalable routing solution to support local central office IP networks. It also provides aggregation to collect and manage remote sites, allowing

                           Applied Innovation Inc. 1
the service provider to avoid the complex network deployment or costly infrastructure and support typically required.

AIfirewall(TM) AIfirewall is a robust security application that fits seamlessly into the AIswitch(TM) chassis. The product combines best-in-class firewall technology from Check Point(TM) Software Technologies with Applied Innovation's NEBS 3 compliant design. AIfirewall allows its customers to manage services and network devices located at the customer premises without compromising the security of the operations support network. It sits in a central office between the customer access point and the internal support network, which allows it to pass authorized management traffic while suppressing any unauthorized access attempts. Network managers have full visibility into the managed services and devices, while security personnel can administer pinpoint access rules using Check Point Firewall-1 NG.

AIscout(TM) AIscout streamlines network management and improves visibility at the network's edge. Simplifying the integration of diverse network elements, AIscout provides a common point of connectivity. As part of a unified network management framework, it allows network operators to monitor, control and analyze faults in a network with a common point of remote and local access. With AIscout, service providers can improve network manageability, accelerate troubleshooting, reduce network maintenance costs and improve network reliability at smaller or remote sites.

AIbadger(TM) AIbadger provides a flexible, affordable solution for intelligent, unified network management of wireless infrastructure. Bringing network management connectivity, site monitoring and alarm visibility to remote network sites, AIbadger is designed to meet a broad range of operating and security requirements. With AIbadger, service providers can lower operating costs, improve network availability, increase network flexibility and speed return on investment.

AIremote(TM) AIremote extends the intelligence of operations supports systems by enabling them to access out-of-band network management information beyond the central office--thereby delivering intelligence and control to the edge of the broadband access network. By providing a flexible, scalable means of managing and monitoring remote locations, this temperature-hardened device allows service providers to lower operating costs, reduce maintenance costs, decrease training costs and lower total cost of ownership.

AIvortex(TM) AIvortex is a scalable network bridging solution that allows service providers to aggregate remote sites without investing in an expensive router-based network. This compact, high-capacity solution is an effective means of reaching the outermost edges of a network without the commonly accepted technical complexities. With AIvortex, organizations gain a cost effective solution, multi-vendor interoperability, higher switch and transport network reliability, scalability and simplified deployment.

FINANCIAL DISCLOSURES Revenues from sales of hardware solutions are included in Products and Integration Sales in the Company's consolidated financial statements and are described as Products Sales in the Company's product-line revenue analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations.

NETWORK MANAGEMENT SOFTWARE SOLUTIONS

The Company offers several network management software (NMS) solutions to help telecommunications service providers manage their data communications networks.

AppliedView(TM) AppliedView consolidates all Applied Innovation equipment operations for improved system management. As the element management system for Applied Innovation equipment, AppliedView is integrated with HP OpenView(R) to provide an in-depth view of AI equipment and expand the reach of the management center to every AI network node. Its sophisticated yet easy-to-use graphical user interface (GUI), inventory control system, comprehensive menu system and firmware download scheduler provide all the tools necessary to monitor, provision and maintain installed Applied Innovation equipment. With AppliedView, service providers can accelerate problem resolution, simplify configuration of AI equipment, save time and money, speed recovery time in emergency situations and reduce administrative upgrade costs.

HP OpenView(TM) Applied Innovation maximizes the industry leading HP OpenView suite to provide comprehensive and complete management solutions. AI combines its extensive telecom networking and operations expertise with HP's market-leading OpenView software suite to deliver proven, end-to-end management solutions.

FINANCIAL DISCLOSURES The Company generates software license fees from the sale of these NMS solutions. Such license fees and related third-party NMS equipment revenues are included in Products and Integration Sales in the Company's consolidated financial statements and are described as Products Sales in the Company's product-line revenue analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations.

SERVICES SOLUTIONS

Applied Innovation delivers added value to customers through a robust suite of service offerings. Leveraging its in-depth knowledge of the telecommunications industry, enterprise networking, network management systems and operational support requirements, the Company delivers scalable solutions to fulfill complex business requirements in innovative ways. Its comprehensive portfolio of services includes AI Network Management System Services, AI Deployment Services and other service offerings.

AI Network Management System Services AI offers a complete suite of professional services, including detailed design, integration, test, installation, training and overall program management, that significantly reduce the complexity, time and cost involved in moving towards new generation systems. AI's robust service offerings offer

                           Applied Innovation Inc. 2
modularity, interoperability and openness--ensuring they are reliable, scalable and deliver a lower total cost of ownership. The Company's innovative deployment methods provide customers with integrated, tested and installed systems that are ready for operation.

AI Deployment Services AI offers extensive Deployment Services, including site management, detail engineering, furnishing, installation, test and turn-up. The Company's roots in the telecommunications industry have yielded a highly trained, Telcordia(TM)-certified installation staff focused on meeting strict engineering standards and documentation requirements. It is a disciplined approach that carries over to every customer, industry and installation. The Company also offers an integrated method of deployment that unites customers' disparate third-party equipment and systems with its own. AI customers gain significant economies of scale because the Company can provide a large portion of the installation, cabling and configuration support prior to equipment and personnel arriving at the customer site.

FINANCIAL DISCLOSURES The Company generates services revenue from customers under contracts and/or purchase orders that define the scope of work for a given project. The Company generally recognizes services revenue at project completion. The Company also offers extended maintenance and support agreements. Revenues from such agreements are deferred and recognized straight-line over the terms of the agreements.

Revenues from service work and maintenance contracts are classified as Services Sales in the Company's consolidated financial statements and are described as Services Sales in the Company's product-line revenue analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations.

----------------------------------------------------
MANUFACTURING AND OPERATIONS

All of the printed circuit boards, chassis enclosures and other hardware used in the Company's products are designed in the Company's Dublin facility and are proprietary designs of the Company. Under the supervision of the Vice President of Operations and Services and the Company's Quality Control organization, printed circuit boards, chassis enclosures and power supplies used in each of the Company's products are contracted out to third-party manufacturing firms for assembly. These subassemblies are then shipped to the Company for testing and final assembly. Procurement of materials is driven through an enterprise resource planning (ERP) system with production forecasts supplied to contract firms for component ordering from sources supplied and approved by the Company. The Company maintains and controls all documentation and process requirements for products manufactured by the contract assembly firms. The Company utilizes multiple assembly firms and is, therefore, not dependent on any single third-party manufacturer.

The Company performs multiple inspections on its products as well as various test procedures prior to shipment to customers. These processes are designed to assure product performance and reliability in the environments in which the products will be used. The Company has made and continues to make significant investments to attain quality assurance consistent with stringent industry standards. The Company develops and manufactures its products in accordance with Network Equipment Building Standards (NEBS) and Generic Equipment Requirements guidelines. The Company is International Standards Organization 9001:2000 (ISO 9001:2000) certified and became TL9000 certified in March 2004.

----------------------------------------------------
MARKETING, BUSINESS DEVELOPMENT AND SALES

The Company's products and services are sold primarily through its own sales force, except for independent sales agents and distributors in Australia, Brazil, Mexico, South Africa and Canada. The Company is exploring alternative distribution channels to allow sales of the Company's products to markets that are not easily accessible or cost effective for its own sales force. In addition to the Dublin, Ohio headquarters, the Company maintains sales offices in Dallas, Denver and Mexico City.

The Company generates a large portion of its annual revenues from customers with whom the Company has done business for many years. Company sales personnel work with network managers and planners to determine network management requirements, the timing of individual projects and the customers' funding for such projects. The Company generally has master purchase agreements with its largest recurring customers, and receives individual purchase orders from customers as Company products and services are required.

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

The technical complexity of the Company's products and the relative large size of customers create a long sales cycle for the Company's products. The technical nature of the products requires a sales force that is highly trained and technically experienced. The Company's sales force receives incentive compensation based on sales level achievement.

----------------------------------------------------
RESEARCH AND DEVELOPMENT

The Company's research and development (R&D) activities are coordinated with product management and sales with specific focus on customer requirements. Enhancements to AIswitch(TM) are focused on enhancing the performance capabilities of the product and adding functionality in its set of line cards, including AIconnect(TM), AIextend(TM) and AIfirewall(TM). These enhancements allow a service provider to seamlessly transition to next generation operations support systems, integrate new elements into their systems more efficiently, consolidate network management systems and adapt the

                           Applied Innovation Inc. 3
information flowing across the product for more rapid implementation of customer-driven applications.

Additional enhancements are in development for the AIbadger(TM) product line as well as producing additional products for the wireless market to enhance network management capabilities, improve service quality and speed the introduction of new technologies. One such enhancement is in the area of radio frequency (RF) performance monitoring, where the company is working on an application to allow its customers to proactively monitor performance.

Enhancements to the Company's new AIremote(TM) product are also planned to address additional applications with service providers' outside plant applications, including enhanced networking and security features. Additional enhancements are also planned to meet specific government market requirements.

The Company spent $5,575,652, $7,084,646 and $9,648,898 on Company-sponsored R&D during the fiscal years ended December 31, 2003, 2002 and 2001, respectively. R&D expenditures represented approximately 16%, 16% and 13% of annual sales in fiscal 2003, 2002 and 2001, respectively. During 2004, the Company expects to continue committing resources and cash to its research and development efforts at a rate generally consistent with 2003 spending. See "Business--Business Risks--New Products, Research and Development, and Rapid Technological Change; Need to Manage Product Transitions."

----------------------------------------------------
SERVICES, CUSTOMER SERVICE AND WARRANTY

The Company offers its customers a variety of services such as technical support, project management, training, detail engineering, installation, test and turn-up. Project managers interface between the Company and customers for installation of new products and services and upgrades of existing products. The project manager is also responsible for assuring that circumstances are anticipated prior to certifying the system for full operation. Following installation, account managers maintain contact with the customers to ensure customer satisfaction.

The Company designs training programs to educate the customer's system administration, operations and maintenance personnel to operate the system. Classes are available on-line and at the customer's site or at the Company's headquarters. Additional training is also offered to the customer during system upgrades and for new operations personnel.

The Company's field service department provides design, integration and installation services for telecommunications network equipment. The Company believes that its field service department complements and enhances the sale of its products.

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

Warranty expenses represented approximately 2.7%, 2.3% and 2.1% of annual sales in 2003, 2002 and 2001, respectively. See "Business--Business Risks--Risk of Product Defects."

----------------------------------------------------
COMPETITION

There are numerous manufacturers of data communications equipment. Manufacturers of these products frequently specialize their products for specific applications and could enter the Company's target markets. Significant competition exists from several well-established companies having resources superior to those of the Company and from other aggressive companies.

Competition for the Company's hardware products arises primarily from the following equipment suppliers: ADC, Carrier Access Corporation, Cisco Systems, Datatek Corp., DPS Telecom, Eastern Research and Quest Controls. See "Business--Business Risks--Competition."

Competition for the Company's service offerings includes internal solutions, offerings from other HP OpenView resellers and independent software vendors including Micromuse, Harris Corporation and TTI Telecom.

----------------------------------------------------
PERSONNEL

As of February 27, 2004, the Company had 154 full-time and part-time employees. The Company's employees are distributed among the following departments: Sales and Marketing 37; Research and Development 46; Services 28; Administration 23; and Operations 20.

----------------------------------------------------
BUSINESS RISKS

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for the year ended December 31, 2004, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Risks Associated with Customer Concentration; Dependence on Telecommunications Industry A significant portion of the Company's revenues in each fiscal quarter since inception has been derived from substantial orders placed by large organizations, such as the Regional Bell Operating Companies (RBOCs). As a result, the Company's sales often have been concentrated among a relatively small number of

                           Applied Innovation Inc. 4
customers. In fiscal 2003, 2002 and 2001, sales to the Company's three, three and four largest customers represented approximately 74%, 75% and 66%, respectively, of the Company's total sales. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. None of the Company's customers are contractually obligated to license or purchase additional products or services from the Company. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that have accounted for significant sales in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. Furthermore, such customers are concentrated in the telecommunications industry. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company's products and services.

Many of the Company's largest customers maintain collective bargaining agreements with their employees. Accordingly, they have been affected by labor strikes in the past and could be affected in the future. Such labor strikes may impact certain customers' ability to place orders for Company products, accept shipments or deploy products in their networks, and therefore, may impact the Company's sales. Additionally, many of the Company's largest customers have significantly reduced staffing over the last two years, including key customer personnel involved in purchasing decisions who are knowledgeable about the Company. The loss of key customer contacts could negatively impact future demand for the Company's products and services.

Over the last 36 to 48 months, domestic telecommunications service providers have significantly reduced spending on new equipment and services and many competitive local exchange carriers (CLECs) have failed. The uncertainty regarding the regulatory environment, specifically regarding final guidance on Voice over Internet Protocol (VoIP) tariffs and taxes, could also impact timing and/or investments by domestic service providers in the new technology and the related equipment they would need to manage and monitor these new additions to their networks. Additionally, any future mergers and acquisitions among the Company's customers could impact future orders from such customers. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration and factors affecting capital spending in the telecommunications industry.

Product Concentration Revenue from the sale, service and support of the Company's AIswitch(TM) family of products has accounted for a substantial portion of the Company's sales since inception. The Company believes that revenue from the sale, service and support of the central office products will continue to account for a significant portion of the Company's total sales in fiscal 2004. Therefore, the Company's future operating results, particularly in the near term, are significantly dependent upon the continued market acceptance of these products, improvements to the product framework. There can be no assurance that the Company's central office products and software will continue to achieve market acceptance or that the Company will be successful in developing, introducing or marketing improvements to its products and applications. The life cycles of such products are difficult to estimate due in large part to the effect of future product enhancements and competition. A decline in the demand for central office products as a result of competition, technological change or other factors would have a material adverse effect on the Company's business, operating results and financial condition.

New Products, Research and Development, and Rapid Technological Change; Need to Manage Product Transitions The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend on its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The Company is attempting to ensure future success by continuing to invest in its research and development efforts. However, there can be no assurance that the Company will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards; that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features; or that its new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, the Company's business, operating results and financial condition will be materially adversely affected.

The introduction or announcement of products by the Company or one or more of its competitors embodying new technologies, or changes in industry standards or customer requirements, could render the Company's existing products obsolete or unmarketable. The introduction of new or enhanced versions of its products requires the Company to manage the transition from older products in order to minimize disruption in customer ordering. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchasing existing Company products. Such deferment of purchases

                           Applied Innovation Inc. 5
could have a material adverse effect on the Company's business, operating results and financial condition.

Competition There can be no assurance that the Company's current or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a material adverse effect on its business, operating results and financial condition.

Dependence Upon Proprietary Technology; Risk of Third Party Claims of Infringement The Company's success and ability to compete are dependent in part upon its proprietary technology. The Company relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights. The Company currently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. While the Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that the Company will not receive future communications from third parties asserting that the Company's products infringe, or may infringe, the proprietary rights of third parties. The Company expects that technology companies will be increasingly subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require the Company to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed or similar technology, the Company's business, operating results and financial condition could be materially adversely affected.

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

Reliance on Suppliers The Company purchases raw material and licenses technology from a number of domestic and foreign sources. Several of the Company's products introduced in 2003 and planned for introduction in 2004 include technology licensed from third parties, including components of its routing, radio frequency and firewall technologies. The Company believes that currently there are acceptable alternatives to the suppliers of raw material and technology used in its products.

Future Capital Needs; Uncertainty of Additional Financing The Company currently anticipates that its existing cash, cash equivalents, investments, cash to be generated from future operations and funds which may be obtained from future financing activities will provide sufficient capital to meet the currently anticipated business needs of the Company. See "Management's Discussion and Analysis of Financial Condition and the Results of Operations--Liquidity and Capital Resources." The Company may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including more rapid expansion or acquisitions of complementary businesses or technologies, or to develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of the then current stockholders of the Company may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of unanticipated opportunities, develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures and the Company's business, operating results and financial condition could be materially adversely affected.

Future Operating Results Uncertain Historically, the Company has experienced fluctuations in revenues and net income. Any growth rates in prior periods should not be considered indicative of future growth, if any. There can be no assurance that the Company's revenues will grow or be sustained in future periods or that the Company will be profitable in any future period.

                           Applied Innovation Inc. 6

Risk of Product Defects Products as complex as those offered by the Company may contain defects or failures when introduced or when new versions or enhancements are released. The Company has in the past discovered defects in certain of its products, including a power supply defect resulting in a recall in the first quarter of 2003. Although the Company has remedied all known material defects in its products, there can be no assurance that, despite testing by the Company and its customers, errors will not be found in existing or new products or releases, resulting in delay or loss of revenue, loss of market share, failure to achieve market acceptance or substantial warranty expense. Any such occurrence could have a material adverse effect on the Company's business, operating results and financial condition.

Potential Fluctuations in Quarterly Results; Seasonality The Company's quarterly operating results have in the past and will in the future vary significantly depending on factors such as the timing of significant orders and shipments; capital spending patterns of the Company's customers; changes in the regulatory environment; changes in pricing policies by the Company or its competitors; the lengthy sales cycle of the Company's products; increased competition; changes in operating expenses; mergers and acquisitions among customers; personnel changes; demand for the Company's products; the number, timing and significance of new product and product enhancement announcements by the Company and its competitors; the ability of the Company to develop, introduce and market new and enhanced versions of its products on a timely basis; and the mix of direct and indirect sales and general economic factors. A significant portion of the Company's revenues has been, and will continue to be, derived from substantial orders placed by large organizations, such as the RBOCs, and the timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly sales and operating results have been and will continue to be difficult to forecast. Revenues are also difficult to forecast because the Company's sales cycle, from initial evaluation to product shipment, varies substantially from customer to customer. For these and other reasons, the sales cycle associated with the purchase of the Company's products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. The Company's expense levels are based, in part, on its expectations as to future revenue levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of the Company's expenses varies with sales, net income (loss) may be disproportionately affected by a reduction in sales. The Company's business has experienced and is expected to continue to experience significant seasonality, in part due to an increase in capital expenditures by customers in certain quarters. Based upon all of the foregoing, the Company believes that quarterly sales and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter, the Company's sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock could be materially adversely affected.

Dependence on Key Personnel The Company's success depends to a significant degree upon the continuing contributions of its key management, sales, professional services, customer support and product development personnel. In particular, the Company would be materially adversely affected if it were to lose the services of Gerard B. Moersdorf, Jr., Chairman, President and Chief Executive Officer, who has provided significant leadership and direction to the Company since its inception. The loss of other key management or technical personnel could adversely affect the Company. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled managerial, sales, professional services, customer support and product development personnel. The Company has at times experienced and continues to experience challenges in recruiting qualified personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Furthermore, competitors have in the past and may in the future attempt to recruit the Company's employees. Failure to attract and retain key personnel could have a material adverse effect on the Company's business, operating results and financial condition.

Limited Market; Volatility of Stock Price Although the Company is listed on the Nasdaq National Market, there can be no assurance that an active or liquid trading market in the Company's common stock will continue. The market price of the shares of the Company's common stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to copyrights or proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of the Company's common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, operating results and financial condition.

Anti-Takeover Provisions; Certain Provisions of Delaware Law; Certificate of Incorporation and By-Laws Certain provisions of Delaware law and the Company's Certificate of Incorporation and By-Laws could have the effect of making

                           Applied Innovation Inc. 7
it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's By-Laws provide for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. Additionally, the directors, executive officers and existing principal stockholders of the Company and their affiliates beneficially own approximately 41.8% of the Company's common stock as of January 31, 2004. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

Concentration of Stock Ownership The present directors, executive officers and principal stockholders of the Company and their affiliates beneficially own approximately 41.8% of the Company's common stock as of January 31, 2004. In particular, Gerard B. Moersdorf, Jr. beneficially owns approximately 39.4% of the Company's common stock. In addition, Mr. Moersdorf, Jr. has the right, by agreement, to vote all of his former spouse's shares. As a result, Mr. Moersdorf, Jr. is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

ITEM TWO  PROPERTIES
----------------------------------------------------

The Company is headquartered in a 115,000 square foot modern corporate office and manufacturing facility in Dublin, Ohio. All of the Company's manufacturing, administrative and research and development activities and a substantial portion of its marketing activities are conducted at this location. The Company owns the building and the approximately 33 acres of land on which it is situated. In addition, the Company leases sales office facilities in Dallas, Texas; Denver, Colorado; and Mexico City, Mexico.

ITEM THREE  LEGAL PROCEEDINGS
----------------------------------------------------

The Company has no material legal proceedings against it, other than ordinary litigation incidental to its business.

ITEM FOUR  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------

Not applicable.


                           Applied Innovation Inc. 8

                                    PART TWO


ITEM FIVE  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The Company's common stock is traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low prices for the Company's common stock. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

----------------------------------------------------
                           2003             2002
----------------------------------------------------
                       HIGH      LOW    HIGH     LOW
----------------------------------------------------
Q1...................  $3.55   $2.36   $6.30   $4.35
Q2...................   3.73    2.60    5.02    3.56
Q3...................   6.50    3.35    4.40    2.11
Q4...................   7.35    5.86    3.74    2.20
----------------------------------------------------

At February 27, 2004, the Company had 500 stockholders of record.

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

ITEM SIX  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The table below presents selected operating and balance sheet data for the years ended and as of December 31, 2003, 2002, 2001, 2000 and 1999. The selected financial data for those periods and as of those dates have been derived from the Company's audited financial statements. This selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

SELECTED CONSOLIDATED FINANCIAL DATA

------------------------------------------------------------------------------------------------------
Years Ended December 31,                 2003         2002         2001         2000          1999
------------------------------------------------------------------------------------------------------
OPERATING DATA:
  Sales............................. $33,968,086  $42,961,011  $73,019,150  $116,103,392  $ 49,523,619
  Cost of sales.....................  16,353,637   23,556,671   39,251,716    75,906,065    20,917,459
                                      ----------   ----------   ----------   -----------   -----------
    Gross profit....................  17,614,449   19,404,340   33,767,434    40,197,327    28,606,160
  Selling, general and
    administrative expenses.........  13,689,576   18,413,456   22,183,578    18,455,315    11,965,059
  Research and development
    expenses........................   5,575,652    7,084,646    9,648,898     8,176,622     7,479,496
  Restructuring charges.............     (32,237)   2,890,155      292,330            --            --
                                      ----------   ----------   ----------   -----------   -----------
    Total operating expenses........  19,232,991   28,388,257   32,124,806    26,631,937    19,444,555
                                      ----------   ----------   ----------   -----------   ----------
    (Loss) income from operations...  (1,618,542)  (8,983,917)   1,642,628    13,565,390     9,161,605
                                      ----------   ----------   ----------   -----------   -----------
  Interest and other income, net....     393,057      597,137    1,350,338     1,353,612       924,476
                                      ----------   ----------   ----------   -----------   ----------
    (Loss) income before income
      taxes.........................  (1,225,485)  (8,386,780)   2,992,966    14,919,002    10,086,081
  Income taxes......................    (690,000)  (3,532,000)     755,000     4,774,000     3,081,000
                                      ----------   ----------   ----------   -----------   -----------
    Net (loss) income............... $  (535,485) $(4,854,780) $ 2,237,966  $ 10,145,002  $  7,005,081
                                      ----------   ----------   ----------   -----------   -----------
  Basic (loss) earnings per share... $     (0.04) $     (0.32) $      0.14  $       0.65  $       0.45
                                      ----------   ----------   ----------   -----------   -----------
  Diluted (loss) earnings per
    share........................... $     (0.04) $     (0.32) $      0.14  $       0.63  $       0.45
                                      ----------   ----------   ----------   -----------   -----------
  Shares used in computing basic
    (loss) earnings per share.......  14,994,924   15,092,328   15,870,492    15,598,723    15,598,143
                                      ----------   ----------   ----------   -----------   -----------
  Shares used in computing diluted
    (loss) earnings per share.......  14,994,924   15,092,328   16,140,993    16,014,153    15,647,050
                                      ----------   ----------   ----------   -----------   -----------
BALANCE SHEET DATA:
  Cash and short-term and
    non-current investments......... $27,973,038  $23,964,017  $28,616,130  $ 26,274,009  $ 19,070,826
  Net working capital...............  20,957,201   25,127,859   31,803,653    35,204,228    22,851,872
  Total assets......................  49,882,879   50,384,908   60,847,804    80,668,451    44,594,329
  Stockholders' equity..............  43,476,636   43,299,366   50,903,912    49,991,620    37,087,664
------------------------------------------------------------------------------------------------------

                           Applied Innovation Inc. 9

ITEM SEVEN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

----------------------------------------------------
SAFE HARBOR STATEMENT

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

----------------------------------------------------
OVERVIEW

Applied Innovation Inc. (Applied Innovation, AI or the Company) is a network management solutions company that simplifies and enhances the operation of complex, distributed voice and data networks. Building on a deep knowledge of network architecture, elements and management, AI delivers unique hardware, software and service solutions that provide greater connectivity, visibility and control of network elements and the systems that support them. By providing solutions in the areas of network mediation, aggregation and adaptation, the Company enables its customers to more effectively and efficiently manage their large, complex networks.

Applied Innovation's products and services help its customers to improve network quality and uptime and, at the same time, reduce network maintenance and repair costs. By leveraging its extensive knowledge of network infrastructure, its vendor-neutral methodology and its customer-centric approach, AI provides solutions which help customers better manage and control both their capital expenditures and their operating expenditures. The Company targets three primary markets in the U.S. and abroad: 1) telecommunications companies using wireline networks; 2) telecommunications companies using wireless networks; and 3) government networks. Its largest customers in those markets are the four RBOCs, domestic wireless service providers and other large domestic and foreign phone companies.

The telecommunications industry has gone through several years of significant turmoil. While there are signs the industry has begun to stabilize, the past year was once again characterized by an overall reduction in capital spending, headcount reductions and other cutbacks in operating costs. As a niche player in the industry, AI's results have been negatively impacted by overall industry conditions. Given the nature of the Company's products and services, customer purchases of AI offerings are largely discretionary and therefore carry the risk of being postponed or cancelled in times of uncertainty or underperformance. However, the Company has taken a number of steps which have helped minimize the negative industry impact and position the Company for future growth opportunities expected once the industry recovers. Specifically, the Company enacted a number of cost reduction measures over the last two years to better align its operating expenses with expectations about the industry and customer spending. In addition, the Company has responded with new product offerings and ongoing development projects based on changing industry conditions and customer needs. Also, the Company further diversified its customer base by entering the wireless network management market through an acquisition in 2001 and the Company experienced significant wireless growth in 2003. To further its goal of customer and market diversification, the Company continues to look toward international and government opportunities with great optimism and has aligned resources to capitalize on those opportunities.

Looking ahead to 2004, the Company is encouraged by trends that are emerging in each of its key markets. The following is an analysis of these trends, the Company's positioning in each market and growth expectations for each in 2004.

Wireline Capital spending announcements by domestic wireline carriers indicate that overall 2004 capital spending may increase over 2003, the first such increase in three years. The Company expects the wireline carriers to focus on continued digital subscriber line (DSL) deployment,

                           Applied Innovation Inc. 10

Voice over Internet Protocol (VoIP) initiatives and significantly increased broadband availability with fiber to the premises (FTTP) plans. These new spending initiatives are outside of Applied Innovation's core network management focus. Therefore, the Company must ensure that its marketing, sales and technology efforts will uncover network management applications for each of these new carrier initiatives. The Company believes the new products it has developed over the last year, such as AIextend(TM), AIconnect(TM) and AIremote(TM), have the flexibility, adaptability and IP features that provide value to the carriers.

Overall Company sales are heavily concentrated with a few domestic wireline carriers. Based on historical spending patterns, the carriers' first quarter spending is usually the lowest, the second quarter picks up significantly, the third quarter is usually flat to down sequentially and the fourth quarter is the strongest of the year. In addition to seasonality, factors such as labor disruptions, reorganizations and mergers can temporarily interrupt order flow and negatively impact short-term sales. Looking into 2004, the Company is encouraged by the apparent recovery of the carriers. The Company is projecting single digit sales growth in wireline sales for 2004, which would be the first year of wireline sales growth after three years of decreasing sales.

Wireless Wireless service providers are focused on differentiating their service based on quality, national network availability and broadband data applications. At the same time, the service providers' pricing power is limited due to intense competition. In addition, the first steps towards industry consolidation have been taken with Cingular Wireless' announced plans to acquire AT&T Wireless. All of these trends indicate the wireless service providers will find even more value in workforce automation, quality initiatives and consolidating disparate networks. AI is well-positioned to capitalize on these trends with its AIbadger(TM) and AIremote(TM) intelligent network management devices. The Company's planned AIbadger(TM)-RFM product, which automates radio frequency testing and diagnostics, is expected to be well accepted by the market. Wireless sales grew nearly 400% in 2003, largely due to increased demand from one large customer and the addition of a second wireless carrier. Looking into 2004, the Company plans to broaden its sales penetration in existing wireless accounts, add additional customers and find new applications such as radio frequency testing. Double digit sales growth in wireless sales is expected in 2004.

International International sales in 2003 were below expectations, primarily due to a dramatic slowdown in orders from the Company's largest international customer in South Africa. However, business development efforts in Mexico and Brazil over the last two years began to pay off at the end of 2003. AI expects the customers in these two markets will continue to grow in 2004. The business issues faced by foreign service providers are similar to those faced by domestic service providers as they attempt to roll-out new services such as DSL and broadband wireless data applications, update legacy networks to current standards and cut both capital spending and operating expenses. The Company's products are well-suited to these challenges since AI has been solving many of these issues domestically for years through network mediation, network migration and workforce automation. In 2004, solid sales growth is expected from international business as demand from the Company's South African customer increases and new customers are added in new territories.

Government The U.S. Government has significantly increased its focus on communication, security and military preparedness over the last several years. This focus has led to deployments of new communication networks and upgrades to existing infrastructure throughout the government, especially in the Department of Defense (DoD), Department of Homeland Security (DHS) and other security agencies. AI's networking expertise is well suited to this market, and the Company is working to develop business relationships with large system integrators and government customers. The Company expects that government sales will also contribute to top line growth in 2004 and plans to continue investing in the government market and leveraging the inroads made to date.

Sales Cycles, Seasonality, Sales Forecasting Due to the complexity of the network management solutions provided, the Company's sales cycle can range from six months to over two years for new product applications. The sales process begins with the discovery of complex and unique networking problems within new or existing customers. AI proposes solutions encompassing a mix of products, software and services, and then often tests these solutions for months in customers' test labs or networks. Next, AI provides price quotes; the customer secures funding and develops deployment plans; and finally begins ordering product. The time from order to delivery is generally measurable in days or weeks. Since the sales cycle is long, but delivery time is relatively short, the Company does not operate with large order backlogs and order forecasting is somewhat limited. In addition, the Company's customer base is concentrated heavily among a limited number of large domestic service providers and orders follow the seasonal pattern described above. The Company attempts to mitigate uneven order flow among its customers by diversifying the mix of products, services and software. Likewise, the Company attempts to offset the seasonal soft first quarter from domestic wireline customers with stronger demand from international and wireless carriers. Looking into the first quarter of 2004, a sequential decline in domestic wireline orders is likely, but may be offset by growth in international and wireless sales. If international and wireless sales do not materialize as expected, the Company could experience a sequential decline in sales from the fourth quarter of 2003 to the first quarter of 2004. Overall for 2004, however, sales are expected to increase over 2003 levels due to the recent trends in each of the Company's key markets.

----------------------------------------------------
COMPARISON OF 2003 TO 2002
TOTAL SALES AND GROSS PROFIT

Sales of $33,968,000 for the year ended December 31, 2003 decreased 21% from the prior year's sales of $42,961,000, due primarily to continued low levels of

                           Applied Innovation Inc. 11
capital expenditures throughout the telecommunications industry. Despite continued strength in the wireless market and growth in sales to the Company's domestic wireless customers, total sales decreased due to lower domestic wireline sales and a significant decrease in international sales. Largely due to decreased spending by the Company's largest international customer, international sales decreased from $6,391,000 in 2002 to $1,043,000 in 2003, a decrease of 84%. Whereas international sales represented 15% of total sales in 2002, such sales represented only 3% of total sales in 2003. Domestic sales also decreased in 2003, despite an increase in wireless sales from $803,000 in 2002 to $3,143,000 in 2003. Domestic sales for the year ended December 31, 2003 were $32,925,000 compared to $36,570,000 in the prior year. The 10% decrease resulted primarily from decreased wireline sales, partially offset by the increase in wireless sales.

Because of the Company's concentration of sales to a limited customer base, a small number of customers have historically comprised a substantial portion of the Company's sales. Sales to three customers comprised 74% of sales in 2003, with each contributing between 11% and 35% of sales. In 2002, sales to three customers comprised 75% of sales, with each contributing between 14% and 31% of sales. Because of the direct correlation and relative importance of these significant customers' capital spending patterns to the Company, deviations from historical spending levels could significantly impact the Company's future operating results.

Gross profit as a percentage of total sales was 52% for the year ended December 31, 2003 as compared to 45% in the prior year. Several factors, as further discussed below, contributed to that overall increase. First, services margins were significantly higher than last year and services sales represented a higher proportion of total sales than last year. Second, variations in product sales mix resulted in higher margins on product sales. Third, the prior year included much higher inventory charges than the current year due to additional charges necessary in 2002 for obsolete and potentially excess inventory.

The following table summarizes total sales and gross profit for products and services:

------------------------------------------------------------
                                                     Gross
                          Sales      Gross Profit   Profit %
------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2003:
-------------------------------------
Products.............  $26,973,000   $13,790,000      51%
Services.............    6,995,000     3,824,000      55%
                       -----------   -----------
Total................  $33,968,000   $17,614,000      52%
                       ===========   ============
For the Year Ended December 31, 2002:
-------------------------------------

Products.............  $35,992,000   $16,775,000      47%
Services.............    6,969,000     2,629,000      38%
                       -----------   -----------
-------------------------------------
Total................  $42,961,000   $19,404,000      45%
                       ===========   ============
------------------------------------------------------------

PRODUCTS SALES AND GROSS PROFIT

In 2003, product sales of $26,973,000 decreased by $9,019,000, or 25%, from the prior year. As a percentage of total sales, product sales dropped from 84% in 2002 to 79% in 2003. The overall decrease was due largely to the decrease in orders from the Company's largest international customer as well as ongoing low levels of capital spending industry-wide.

Product sales include revenues from the sales of the Company's hardware products, as well as third-party hardware and software licensing revenues.

Gross profit on product sales was 51% for the year ended December 31, 2003 compared to 47% for the prior year. The increase in gross profit percentage is primarily attributable to several factors: (i) slightly higher margins on core products; (ii) improved margins on wireless products; (iii) fewer sales of third-party equipment associated with NMS deployments (such equipment generally yields lower margins); and (iv) fewer inventory charges in the current year as compared to 2002. During 2003, the Company recorded inventory charges of $551,000 compared to inventory charges in excess of $2,100,000 during 2002, all of which were charged to cost of goods sold. The 2002 charges related primarily to the Company's discontinuance of its optical transmission product line based on the lack of investment in new optical network capacity by the major service providers. The charges also related to potential excess inventory and market price exposure associated with certain other materials in inventory. The Company expects continued growth in its wireless and edge products sales in 2004, but overall product gross profit margins are expected to be generally consistent with 2003.

SERVICES SALES AND GROSS PROFIT

Services sales of $6,995,000 were 21% of total 2003 sales, versus services sales of $6,969,000, or 16%, of total 2002 sales. The slight increase in services sales from 2002 was primarily attributable to the continued demand from wireless customers for installation services. The increase in installation services sales was partially offset by decreased NMS consulting and services sales, while sales from extended maintenance agreements were generally consistent with the prior year.

Services sales include revenues from network planning and design, installation, project management, engineering services, training and maintenance.

Gross profit on services sales was 55% for the year ended December 31, 2003 compared to 38% for the prior year. The increase in gross profit on service sales in 2003 was primarily due to an increase in the volume of installation service projects resulting in high utilization of services personnel. Services gross profit margins in excess of 50% are unusually high and these margins are expected to return closer to historical levels of 40%-50% in 2004.

                           Applied Innovation Inc. 12

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses decreased to $13,690,000 in 2003 from $18,413,000 in 2002. As a percentage of total sales, this represented 40% in 2003 and 43% in 2002. The decrease in SG&A spending was primarily attributable to the significant headcount reductions in sales, marketing and other administrative functions that occurred in the second half of 2002 (including the elimination of five senior management positions) as well as reductions in bonuses and commissions, advertising, trade show expenditures, travel expenses and other discretionary spending. Despite the overall reduction in SG&A spending, the Company increased spending in sales and marketing to further develop its wireless and government markets. SG&A expenses in 2004 are anticipated to be slightly higher than 2003 as a result of variable expenses, such as bonuses, commissions and sales travel associated with anticipated increases in sales volume.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development (R&D) expenses were $5,576,000 in 2003 and $7,085,000 in 2002. As a percentage of total sales, this represented 16% for both 2003 and 2002. The decrease in R&D expenses was primarily attributable to reduced headcount costs, lower materials costs and other reductions in discretionary spending. During 2002 and 2003, the Company narrowed its R&D focus to concentrate more on those projects in its current wireline and wireless markets with the greatest strategic value and market potential. In 2004, the Company plans to continue to invest in product enhancements and new product development to support changing industry and customer needs. R&D spending in 2004 is expected to be comparable to 2003.

RESTRUCTURING CHARGES

During 2002, the Company enacted two restructuring plans resulting in aggregate restructuring charges of $2,890,000 related primarily to workforce reductions of approximately 150 employees throughout all departments, as well as charges related to excess equipment and leased offices. During 2003, certain adjustments totaling $32,000 were made to decrease the restructuring accrual because the planned headcount reduction was not fully enacted and certain fringe benefit costs were less than originally estimated. As of December 31, 2003, $44,000 of the accrued restructuring costs remained to be paid. The remaining accrued restructuring costs represent lease payments, net of estimated sublease receipts, extending to 2005. No additional workforce reductions or other cost reduction actions are currently planned. However, the Company will continue to monitor industry conditions and will take corrective action as industry conditions change.

INTEREST AND OTHER INCOME, NET

Total interest and other income, net decreased to $393,000 in 2003 versus $597,000 in 2002. The overall decrease resulted from lower interest income due to lower average yields on cash and investment balances.

INCOME TAXES

The Company's effective income tax benefit rate was 56% in 2003 compared to an effective tax benefit rate of 42% in 2002. The increase in the effective income tax benefit rate in 2003 was due primarily to reductions to certain income tax accruals to correspond with reductions in certain income tax exposures. Based on an audit conducted by the Internal Revenue Service in 2003 and the Company's detailed analysis of certain federal and state income tax exposures, the Company reduced its tax contingency reserves by $351,000 in 2003.

NET LOSS AND LOSS PER SHARE

Net loss for 2003 was $535,000, or $0.04 per share, compared to the net loss of $4,855,000, or $0.32 per share, in 2002. The weighted-average number of shares outstanding was 14,995,000 for 2003 compared to 15,092,000 for 2002.

ASSETS

Total assets decreased $502,000 in 2003, from $50,385,000 at December 31, 2002 to $49,883,000 at December 31, 2003. The Company's operations and working capital changes resulted in total cash and investments increasing $4,009,000 from 2002 to 2003. Part of the cash and investments increase was attributable to the $2,811,000 decrease in income taxes receivable as a result of federal income tax refunds of $3,600,000 which were received in 2003 for amounts refundable for the 2002 tax filing year. In addition, overall lower sales and increased collections efforts contributed to the reduction in net accounts receivable of $1,591,000 between years. Net inventory decreased $595,000 primarily as a result of the Company's efforts to reduce its working capital investment, as well as less inventory being required to support overall lower sales. Net property, plant and equipment decreased $733,000 as total purchases of $480,000 for the year were more than offset by depreciation expense and asset disposals. The other noteworthy change in non-current assets was the $1,180,000 increase in other assets resulting from the $1,224,000 purchase of corporate owned life insurance on four of the Company's executives, primarily purchased as an alternative investment vehicle.

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities decreased from $7,086,000 at December 31, 2002 to $6,406,000 at December 31, 2003. The total decrease of $680,000 was primarily attributable to decreases in accounts payable of $765,000 and accrued restructuring of $539,000, partially offset by an increase in deferred revenue of $366,000. Fluctuations in accounts payable are expected, based on the timing of invoices and check processing, even though the Company generally pays amounts owed within standard 30 day terms. Accrued restructuring costs were paid down in 2003 as expected, with only the future lease payments for vacated office space remaining in the accrual at the end of 2003. Deferred revenue is also expected to fluctuate over time, depending

                           Applied Innovation Inc. 13
on the timing of certain maintenance and support contracts. The related revenue is recognized ratably over the respective terms of the underlying contracts.

Total stockholders' equity increased $178,000 in 2003 as a result of several factors. Increasing the stockholders' equity balance was the repayment of a $383,000 note receivable for common stock, as well as $296,000 related to stock option exercises and stock issued under the employee stock purchase plan. Partially offsetting those increases was the current year comprehensive loss of $501,000.

----------------------------------------------------
COMPARISON OF 2002 TO 2001
TOTAL SALES AND GROSS PROFIT

Sales for the year ended December 31, 2002 were $42,961,000, a 41% decrease from the prior year's sales of $73,019,000. The prior year's sales included $5,830,000 of integration sales from early 2001 which the Company identified at the time as non-recurring in nature. Excluding the impact of the non-recurring integration sales, sales decreased 36% from the previous year. The overall decrease in sales was primarily attributable to the ongoing capital spending reductions throughout the telecommunications industry by the large domestic service providers, including the RBOCs, who comprise the majority of the Company's sales.

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

The following table summarizes sales and gross profit for products, integration and services:

------------------------------------------------------------
                                                     Gross
                          Sales      Gross Profit   Profit %
------------------------------------------------------------
For the Year Ended December 31, 2002:
-------------------------------------
Products.............  $35,992,000   $16,775,000      47%
Integration..........           --            --       --
Services.............    6,969,000     2,629,000      38%
                       -----------   -----------
Total................  $42,961,000   $19,404,000      45%
                       ===========   ===========
For the Year Ended December 31, 2001:
-------------------------------------
Products.............  $52,841,000   $28,190,000      53%
Integration..........    5,830,000       866,000      15%
Services.............   14,348,000     4,711,000      33%
                       -----------   -----------
Total................  $73,019,000   $33,767,000      46%
                       ===========   ===========
------------------------------------------------------------

PRODUCTS SALES AND GROSS PROFIT

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

INTEGRATION SALES AND GROSS PROFIT

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

                           Applied Innovation Inc. 14

SERVICES SALES AND GROSS PROFIT

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses decreased to $18,413,000 in 2002 from $22,184,000 in 2001. As a percentage of total sales, this represented 43% in 2002 and 30% in 2001. The decrease in SG&A spending was primarily attributable to overall reductions in staffing (including the elimination of five senior management positions), bonuses and commissions, advertising and trade show expenditures, travel expenses and other discretionary spending. The increase in SG&A spending as a percentage of total sales was primarily a result of lower total sales in 2002 than in 2001.

RESEARCH AND DEVELOPMENT EXPENSES

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

RESTRUCTURING CHARGES

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

INTEREST AND OTHER INCOME, NET

Total interest and other income, net decreased to $597,000 in 2002 versus $1,350,000 in 2001. The overall decrease resulted from lower interest income due to lower cash and investment balances in 2002 than in 2001, as well as lower average yields on those balances.

INCOME TAXES

The Company's effective income tax benefit rate was 42% in 2002 compared to an effective tax expense rate of 25% in 2001. The increase in the effective income tax benefit rate in 2002 was due primarily to increased benefits associated with research and experimentation credits, the Company's foreign sales corporation and state net operating losses.

NET LOSS/INCOME AND LOSS/EARNINGS PER SHARE

Net loss was $4,855,000, or $0.32 per share, in 2002 versus net income of $2,238,000, or $0.14 diluted earnings per share, in 2001. The diluted weighted-average number of shares outstanding was 15,092,000 for 2002 compared to 16,141,000 for 2001. The decrease in the weighted-average number of shares outstanding was primarily due to the Company's stock repurchase program. During the twelve-month program, which ended in September 2002, the Company repurchased 1,011,000 shares of its common stock.

                           Applied Innovation Inc. 15

ASSETS

Total assets decreased from $60,848,000 at December 31, 2001 to $50,385,000 at December 31, 2002, a decrease of $10,463,000. Total cash and investments decreased $4,652,000 due primarily to funding of operations, which consumed cash of $948,000, stock repurchases of $2,835,000 and purchases of machinery and equipment of $961,000. Net accounts receivable decreased $2,657,000 as a result of overall lower sales volume and increased collection efforts. Net inventory decreased $3,912,000, relating primarily to inventory charges of over $2,000,000 which the Company recorded in 2002, the Company's efforts to reduce its working capital investment, as well as overall lower sales volume. Net property, plant and equipment decreased $1,030,000 as a result of current year purchases offset by depreciation expense and asset disposals. Partially offsetting those decreases was the increase in income taxes receivable of $2,176,000 due to tax refunds resulting from the current year operating losses.

LIABILITIES AND STOCKHOLDERS' EQUITY

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

----------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $20,957,000 at December 31, 2003 compared to $25,128,000 at December 31, 2002. At December 31, 2003, the current ratio was 4.3:1 and the Company's only debt outstanding was a $750,000 note payable issued in conjunction with an asset acquisition in 2001. The note payable bears interest at an annual rate of 8%, with interest payments due semi-annually and principal due at maturity in August 2004.

The Company had $27,973,000 of cash and cash equivalents and short- and long-term investments at December 31, 2003, an increase of $4,009,000 from the December 31, 2002 balance of $23,964,000.

OPERATING ACTIVITIES

Despite the net loss of $535,000 in 2003, operating activities provided cash of $3,760,000. Significant components of cash flows from operations included: decreased income taxes receivable of $2,811,000; non-cash depreciation and amortization expenses of $1,407,000; and decreased accounts receivable of $1,591,000. The Company received a $3,600,000 federal income tax refund in 2003, but is expecting a less significant federal tax refund in 2004, likely $500,000 to $1,000,000. The Company will likely have only $131,000 of amortization expense in 2004 (compared to $210,000 in 2003) because the associated intangible assets will become fully amortized in 2004. It is also likely that cash balances in 2004 will be negatively impacted by increasing accounts receivable if sales volumes increase as expected. Similarly, while inventory balances decreased by $595,000 (net of non-cash charges) and thereby were another source of cash in 2003, inventory balances are near their lowest levels in a number of years. For that reason and since higher inventory balances will be necessary to support anticipated increased sales in 2004, it is likely that inventory balances will increase in 2004 and require the use of cash. One additional source of cash in 2003 was deferred revenue which increased by $366,000.

Working capital changes in the opposite direction which required the use of cash in 2003 included: increased other assets of $1,180,000, primarily as a result of purchases of corporate owned life insurance on four executives totaling $1,224,000; increased other current assets of $387,000 resulting from two specific one-time occurrences of non-trade receivables which were collected subsequent to year-end; decreased accrued restructuring costs of $539,000 as all restructuring-related charges were paid off in 2003 except for the remaining lease payments on vacated office space; and decreased accounts payable of $765,000, due primarily to timing of invoice receipts and check payment cycles near year end.

INVESTING ACTIVITIES

Investing activities in 2003 used $1,371,000 in cash, including $480,000 for equipment purchases to support operations and $908,000 for investment securities purchases (net of maturities and sales).

FINANCING ACTIVITIES

Financing activities provided $655,000 of cash in 2003, resulting from the $383,000 repayment of a note receivable for common stock as well as proceeds of $272,000 from the issuance of common stock for stock option exercises and purchases under the employee stock purchase plan.

The Company believes that its existing cash, cash equivalents, investments and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the end of 2004. In addition, the Company believes it could generate additional funding through issuance of debt or equity or through the sale of land if the Company's working capital needs significantly increase due to circumstances such as sustained weakness in the telecommunications industry resulting in decreased demand for the Company's products and services and operating losses; faster than expected growth resulting in increased accounts receivable and inventory; additional investment or acquisition activity; or

                           Applied Innovation Inc. 16
significant research and development efforts. However, there can be no assurance that additional financing will be available on terms favorable to the Company or at all.

----------------------------------------------------
APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

Revenue Recognition Revenue is generally recognized on product and integration sales as products are delivered and ownership and risk of loss are transferred. In certain limited situations, customers may request that products are built and prepared for shipment but held temporarily by the Company on the customer's behalf. In those instances, revenue is recognized when all other terms and obligations of the sale are met, including transfer of ownership and risk of loss.

The Company also derives revenue from the sale of network management system projects that may include a combination of the following multiple elements: internally developed software and hardware; resale of third-party software and related computer equipment; installation, training and consulting services; and Company-provided and third-party maintenance and support agreements for the software and equipment. In a multiple element arrangement, revenue from the individual elements is unbundled based on their relative fair values and recognized as follows:

- Revenue on internally developed software and hardware is recognized in accordance with the following four elements of revenue recognition: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the related fee is fixed and determinable and (4) collectibility is probable. Software license fees are generally recognized when the software product has been delivered, which is generally the point at which all four criteria have been met.

- Third-party software and equipment revenue are recognized when delivery has occurred and ownership and risk of loss have transferred. Revenue from resale of third-party maintenance contracts is generally recorded upon delivery of the maintenance agreement, provided the Company has no significant continuing obligation related to the maintenance contract.

- Revenue from installation, training and consulting services is recognized as the services are delivered or upon project completion.

- Revenue from maintenance and support agreements is recognized straight-line over the term of the related agreement.

The Company also generates revenue from the activities of its services division. Installation service projects are typically short-term projects that are billed and accepted by the customer on a project-by-project basis, with revenue recognized upon project completion. Revenues from maintenance contracts are recognized straight-line over the related maintenance period.

Sales Return Allowances Other than issues involving warranty claims, customers generally do not have the right to return products. However, in certain limited circumstances as defined in contracts, customers are permitted to return products. The Company establishes a sales return allowance, when necessary, reflecting its estimate of such product returns. The estimate is based on a number of factors, including the contract provisions, the Company's understanding of each customer's forecasted usage of previously purchased products and the estimated likelihood that customers will return products. At December 31, 2003 and 2002, the Company has no sales return allowances recorded.

Allowance for Doubtful Accounts The Company sells to its customers on credit, generally requiring payment within thirty days from delivery. Since the Company's customer base is generally comprised of very large, well-funded service providers, the Company's historical credit risk has been very low. However, the Company does establish allowances against accounts receivable for potentially uncollectible amounts. The Company estimates necessary allowances based on its analysis of customers' outstanding receivables at the individual invoice level, the customers' payment history and any other known factors concerning their current financial condition and ability to pay. After the Company has exhausted its collection efforts and determined that amounts are uncollectible at the individual invoice level, such amounts are charged off against the allowance. To the extent any customers unexpectedly become insolvent or unable to pay amounts due, the allowance estimates may be incorrect. Over the last twelve to twenty-four months, many telecommunications service providers, including some that have historically been customers of the Company, have experienced financial challenges. The Company did not have any significant exposure to bankruptcies among its customers. Further, the Company has not historically provided vendor financing to its customers, and currently has no plans to do so.

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

                           Applied Innovation Inc. 17

Intangible Assets and Goodwill The Company has certain intangible assets resulting from business acquisitions that are recorded at cost. These intangible assets are amortized straight-line over their respective estimated economic lives, generally up to three years, and are reviewed for impairment under certain circumstances. Goodwill, representing the excess of purchase price over the fair value of the net assets acquired, is not subject to periodic amortization. Goodwill is reviewed for impairment at least annually and may be reviewed more frequently if certain events occur or circumstances change.

Warranty The Company generally warrants its products for a minimum of one year after sale. Based primarily on historical experience and any known warranty issues with existing products, the Company estimates its expected future warranty costs and accrues such costs at the time of sale. Warranty costs generally consist of labor and materials to repair defective parts, replacement parts, shipping costs to replace materials, and labor and travel costs associated with customer site visits to repair products or correct prior service work. The Company's overall warranty costs have been decreasing over the past several years, primarily due to improved product quality and lower sales volumes. As the Company introduces new products using new technology or if defects are found in widely distributed products, the Company's estimates of future warranty costs could be inaccurate.

Income Taxes The Company utilizes the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and respective tax bases. The Company's provision for income taxes involves estimates of taxable income for federal, state and local purposes in various taxing jurisdictions as well as estimated research and experimentation credits, estimated credits related to foreign sales and estimated tax contingency reserves for any known tax exposures, all of which could be subject to change in the event of an audit by the Internal Revenue Service.

Stock-Based Compensation Under various stock option plans, the Company has issued stock options to employees and members of the Company's Board of Directors. The Company applies the intrinsic value-based method of accounting for its fixed plan stock options and therefore must record compensation expense for any options granted with an exercise price less than the current market price at the date of grant. Because the Company has not granted any options with exercise prices less than market prices at the date of grant, the Company has not recorded any compensation expense in its consolidated statements of operations. Had the Company accounted for its stock options using the Black Scholes option-pricing model, a fair value-based method, rather than an intrinsic value-based method, the Company would have recognized additional compensation expense, net of related tax effects, of approximately $1,320,000, $1,736,000 and $2,617,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Use of Estimates In addition to the above critical accounting policies, the Company utilizes certain estimates in preparing its consolidated financial statements. Because these estimates are inherently subjective and affect the reported amounts of assets and liabilities as well as contingent assets and liabilities, different estimates would yield different results as reported in the consolidated financial statements. Areas that involve utilization of significant estimates include accounting for doubtful accounts, inventory obsolescence, estimated useful lives of property, plant and equipment and intangible assets, depreciation and amortization, sales returns, warranty costs, income taxes and contingencies. The Company's experience has indicated historical estimates have been reasonable and the Company has been able to reasonably estimate its exposures related to these areas.

----------------------------------------------------
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company is obligated over the next three years for office space under various operating leases. Future minimum lease payments, net of estimated sublease payments under these leases, are $96,000 in 2004, $54,000 in 2005 and $23,000 in 2006.

The Company's note payable of $750,000 is due in August 2004.

The Company utilizes the manufacturing services of several contract manufacturers to supply certain components and subassemblies used in the Company's products. Based on production schedules and necessary lead times, the Company may enter into purchase commitments for inventory from these contract manufacturers. At December 31, 2003, the Company had purchase commitments for inventory of $844,000. These purchase commitments are expected to be fulfilled by April 2004.

                           Applied Innovation Inc. 18

The following summarizes the Company's contractual obligations and commercial commitments at December 31, 2003:

------------------------------------------------------------------------------------------------
                                                          Payments due by period
------------------------------------------------------------------------------------------------
                                                       Less than    1 to      3 to     More than
                                             Total      1 year     3 years   5 years    5 years
------------------------------------------------------------------------------------------------
Operating leases.........................  $  173,000  $   96,000  $ 77,000   $     --   $    --
Note payable.............................     750,000     750,000        --         --        --
Purchase commitments.....................     844,000     844,000        --         --        --
                                           ----------   ---------   -------    -------   -------
Total....................................  $1,767,000  $1,690,000  $ 77,000   $     --   $    --
------------------------------------------------------------------------------------------------

ITEM SEVEN A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company does not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuations or similar market risks. The Company invests in various debt and equity obligations, primarily U.S. government agency obligations and high quality commercial paper, with maturities generally less than three years. Although the yields on such investments are subject to changes in interest rates, the potential impact to the Company and its future earnings as a result of customary interest rate fluctuations is immaterial. Furthermore, the Company has not entered into any derivative contracts. Related to an acquisition in 2001, the Company has a $750,000 note payable due in August 2004, bearing interest at a fixed rate of 8% annually.

ITEM EIGHT  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Applied Innovation Inc.:

We have audited the accompanying consolidated balance sheets of Applied Innovation Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Innovation Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Columbus, Ohio
January 23, 2004

                           Applied Innovation Inc. 19

APPLIED INNOVATION INC.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
DECEMBER 31,                                                     2003         2002
---------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents................................. $ 12,030,638  $  8,986,292
  Short term investments....................................    5,582,325     8,028,510
  Accounts receivable, net of allowance of $140,000 in 2003
    and $430,000 in 2002....................................    3,449,052     5,040,405
  Inventory, net............................................    2,814,442     3,409,842
  Income taxes receivable...................................      268,287     3,079,534
  Other current assets......................................    1,255,700       868,818
  Deferred income taxes.....................................    1,963,000     2,050,000
                                                             ------------  ------------
      Total current assets..................................   27,363,444    31,463,401
  Property, plant and equipment, net........................    7,060,034     7,793,014
  Investments...............................................   10,360,075     6,949,215
  Intangible assets, net of accumulated amortization of
    $633,750 in 2003 and $423,750 in 2002...................      131,250       341,250
Goodwill....................................................    3,525,801     3,477,001
Deferred income taxes.......................................      127,000       226,000
Other assets................................................    1,315,275       135,027
                                                             ------------  ------------
                                                             $ 49,882,879  $ 50,384,908
                                                             ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $   790,037   $  1,554,872
  Accrued expenses:
    Warranty................................................     479,062        542,651
    Payroll and related expenses............................     787,819        647,149
    Restructuring...........................................      43,825        582,811
    Taxes, other than income taxes..........................     563,252        274,681
    Other accrued expenses..................................     723,249        830,822
  Deferred revenue..........................................   2,268,999      1,902,556
  Note payable..............................................     750,000             --
                                                             -----------    -----------
      Total current liabilities.............................   6,406,243      6,335,542
Note payable................................................          --        750,000
                                                             -----------    -----------
      Total liabilities.....................................   6,406,243      7,085,542
Stockholders' equity:
  Preferred stock; $.01 par value; authorized 5,000,000
    shares; none issued and outstanding.....................          --             --
  Common stock; $.01 par value; authorized 55,000,000
    shares; issued and outstanding 15,033,409 shares in 2003
    and 14,950,749 shares in 2002...........................     150,334        149,507
  Additional paid-in capital................................   6,140,540      5,845,740
  Note receivable for common stock..........................          --       (382,783)
  Retained earnings.........................................  37,145,452     37,680,937
  Accumulated other comprehensive gain, net.................      40,310          5,965
                                                             -----------    -----------
      Total stockholders' equity............................  43,476,636     43,299,366
                                                             -----------    -----------
                                                             $49,882,879   $ 50,384,908
                                                             ===========    ===========
---------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                           Applied Innovation Inc. 20

APPLIED INNOVATION INC.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Years Ended December 31,                                     2003           2002          2001
---------------------------------------------------------------------------------------------------
Sales:
  Products and integration..............................  $26,973,066    $35,992,455    $58,670,859
  Services..............................................    6,995,020      6,968,556     14,348,291
                                                          -----------    -----------    -----------
    Total sales.........................................   33,968,086     42,961,011     73,019,150
Cost of sales:
  Cost of sales -- products and integration.............   13,182,991     19,216,831     29,614,268
  Cost of sales -- services.............................    3,170,646      4,339,840      9,637,448
                                                          -----------    -----------    -----------
    Total cost of sales.................................   16,353,637     23,556,671     39,251,716
                                                          -----------    -----------    -----------
    Gross profit........................................   17,614,449     19,404,340     33,767,434
Operating expenses:
  Selling, general and administrative...................   13,689,576     18,413,456     22,183,578
  Research and development..............................    5,575,652      7,084,646      9,648,898
  Restructuring charges.................................      (32,237)     2,890,155        292,330
                                                          -----------    -----------    -----------
    Total operating expenses............................   19,232,991     28,388,257     32,124,806
                                                          -----------    -----------    -----------
    (Loss) income from operations.......................   (1,618,542)    (8,983,917)     1,642,628
Interest and other income, net..........................      393,057        597,137      1,350,338
                                                          -----------    -----------    -----------
    (Loss) income before income taxes...................   (1,225,485)    (8,386,780)     2,992,966
Income taxes............................................     (690,000)    (3,532,000)       755,000
                                                          -----------    -----------    -----------
    Net (loss) income...................................  $  (535,485)   $(4,854,780)   $ 2,237,966
                                                          ===========    ===========    ===========
(Loss) earnings per share:
    Basic (loss) earnings per share.....................  $     (0.04)   $     (0.32)   $      0.14
                                                          ===========    ===========    ===========
    Diluted (loss) earnings per share...................  $     (0.04)   $     (0.32)   $      0.14
                                                          ===========    ===========    ===========
Weighted-average shares outstanding for basic (loss)
  earnings per share....................................   14,994,924     15,092,328     15,870,492
                                                          ===========    ===========    ===========
Weighted-average shares outstanding for diluted (loss)
  earnings per share....................................   14,994,924     15,092,328     16,140,993
                                                          ===========    ===========    ===========
---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                           Applied Innovation Inc. 21

APPLIED INNOVATION INC.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                               Common stock                        Note
                           ---------------------                receivable                 Accumulated
                             Number                Additional      for                        other
                            of shares               paid-in       common      Retained    comprehensive
                           outstanding   Amount     capital       stock       earnings      gain, net       Totals
---------------------------------------------------------------------------------------------------------------------
Balance --
 December 31, 2000.......  15,808,479   $158,085  $10,081,936   $(600,000)  $40,297,751    $  53,848      $49,991,620
Comprehensive income:
 Net income..............          --         --           --          --     2,237,966           --        2,237,966
 Unrealized loss on
   investments, net......          --         --           --          --            --       (5,361)          (5,361)
                                                                                                         ------------
Total comprehensive
 income..................                                                                                   2,232,605
Stock options
 exercised...............      99,720        997      479,513          --            --           --          480,510
Sale of stock to
 officer.................      50,000        500      427,625          --            --           --          428,125
Common stock
 repurchased.............    (445,300)    (4,453)  (3,023,674)         --            --           --       (3,028,127)
Repayment of note
 receivable for common
 stock...................          --         --           --     105,129            --           --          105,129
Tax benefit associated
 with exercise of stock
 options.................          --         --      694,050          --            --           --          694,050
                           ----------    -------   ----------   ---------   -----------      -------     ------------
Balance --
 December 31, 2001.......  15,512,899   $155,129  $ 8,659,450   $(494,871)  $42,535,717    $  48,487     $ 50,903,912
                           ==========   ========  ===========   ==========  ============   =========     ============
Comprehensive loss:
 Net loss................          --         --           --          --    (4,854,780)          --       (4,854,780)
 Unrealized loss on
   investments, net......          --         --           --          --            --      (42,522)         (42,522)
                                                                                                         ------------
Total comprehensive
 loss....................                                                                                  (4,897,302)
Stock option
 exercised...............       4,000         40       15,179          --            --           --           15,219
Common stock
 repurchased.............    (566,150)    (5,662)  (2,829,229)         --            --           --       (2,834,891)
Repayment of note
 receivable for common
 stock...................          --         --           --     112,088            --           --          112,088
Tax benefit associated
 with exercise of stock
 options.................          --         --          340          --            --           --              340
                           ----------    -------  -----------   ---------   -----------      -------     ------------
Balance --
 December 31, 2002.......  14,950,749   $149,507  $ 5,845,740   $(382,783)  $37,680,937    $  5,965      $ 43,299,366
                           ==========   ========  ===========   ==========  ============   =========     ============
Comprehensive loss:
 Net loss................          --         --           --          --      (535,485)          --         (535,485)
 Unrealized gain on
   investments, net......          --         --           --          --            --       34,345           34,345
                                                                                                         ------------
Total comprehensive
 loss....................                                                                                    (501,140)
Stock options
 exercised...............      37,900        379      151,459          --            --           --          151,838
Stock issued for employee
 stock purchase plan.....      44,760        448      120,324          --            --           --          120,772
Repayment of note
 receivable for common
 stock...................          --         --           --     382,783            --           --          382,783
Tax benefit associated
 with exercise of stock
 options.................          --         --       23,017          --            --           --           23,017
                           ----------    -------   ----------   ---------   -----------      -------     ------------
Balance --
 December 31, 2003.......  15,033,409   $150,334  $ 6,140,540   $      --    $37,145,452   $  40,310     $ 43,476,636
                           ==========   ========  ===========   ==========  ============   =========     ============


See accompanying notes to consolidated financial statements.

                           Applied Innovation Inc. 22

APPLIED INNOVATION INC.

----------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
Years Ended December 31,                                   2003          2002          2001
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income...................................  $    (535,485)    $  (4,854,780)    $   2,237,966
  Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
    Depreciation......................................      1,196,697         1,715,261         1,721,061
    Amortization of intangible assets.................        210,000           210,000           213,750
    (Gain) loss on disposal of assets.................           (797)          241,914           (12,714)
    Deferred income tax expense (benefit).............        164,000           462,000           (33,000)
    Tax benefit of options exercised..................         23,017               340           694,050
    Effects of change in operating assets and
      liabilities, net of assets acquired and
      liabilities assumed in acquisition:
      Accounts receivable.............................      1,591,353         2,656,598        22,461,502
      Inventory.......................................        595,400         3,912,474         5,015,679
      Income taxes receivable.........................      2,811,247        (2,176,265)       (3,294,671)
      Other current assets............................       (386,882)         (238,225)          222,391
      Other assets....................................     (1,180,248)           34,660            71,354
      Accounts payable................................       (764,835)         (204,814)      (17,280,850)
      Accrued expenses................................       (329,707)       (1,119,820)       (1,398,102)
      Deferred revenue................................        366,443        (1,587,516)         (450,985)
                                                        -------------     -------------     -------------
    Net cash provided by (used in) operating
      activities......................................      3,760,203          (948,173)       10,167,431
Cash flows from investing activities:
  Purchases of property, plant and equipment..........       (479,712)         (961,400)       (1,825,076)
  Proceeds from sales of property, plant and
    equipment.........................................         16,792            34,566            34,459
  Payment for business acquisition....................             --                --        (4,044,969)
  Purchases of investments............................    (16,778,379)      (13,870,211)      (23,108,753)
  Proceeds from maturities of investments.............     15,669,233        10,983,967        15,598,693
  Proceeds from sales of investments..................        200,816           756,533         6,871,092
                                                        -------------     -------------     -------------
    Net cash used in investing activities.............     (1,371,250)       (3,056,545)       (6,474,554)
Cash flows from financing activities:
  Common stock repurchased............................             --        (2,834,891)       (3,028,127)
  Proceeds from payment on note receivable............        382,783           112,088           105,129
  Proceeds from issuance of common stock..............        272,610            15,219           908,635
                                                        -------------     -------------     -------------
Net cash provided by (used in) financing activities...        655,393        (2,707,584)       (2,014,363)
                                                        -------------     -------------     -------------
Increase (decrease) in cash and cash equivalents......      3,044,346        (6,712,302)        1,678,514
Cash and cash equivalents -- beginning of year........      8,986,292        15,698,594        14,020,080
                                                        -------------     -------------     -------------
Cash and cash equivalents -- end of year..............  $  12,030,638     $   8,986,292     $  15,698,594
                                                        =============     =============     =============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes received (paid), net...................  $   3,688,265     $   1,818,737     $  (3,364,427)
                                                        =============     =============     =============
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                           Applied Innovation Inc. 23

--------------------------------------------------------------------------------
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company's solutions are targeted to three primary markets in the U.S. and abroad: 1) telecommunications companies using wireline networks; 2) telecommunications companies using wireless networks; and 3) government networks. Synergies within the markets allow the Company to leverage its knowledge and experience and deliver a common value proposition based on key competitive differentiators -- namely, its extensive knowledge of network infrastructure, its commitment to vendor neutrality, and its focus on customers. At the same time, the Company delivers targeted value to each market by understanding and meeting their unique demands.

The Company was founded in Columbus, Ohio in 1983 and has two wholly owned subsidiaries.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Applied Innovation Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

Cash equivalents represent short-term investments with original maturities of three months or less. At December 31, 2003 and 2002, cash equivalents of $10,410,049 and $7,139,654, respectively, were invested in money markets, corporate notes, commercial paper and taxable and tax-exempt bonds.

INVESTMENTS

The Company invests in various marketable equity securities and debt obligations, primarily U.S. government agency obligations and high quality commercial paper, with maturities generally less than three years. Since the Company does not intend to hold its investments in debt securities until maturity and does not actively trade debt and marketable equity securities to maximize trading gains, the Company classifies these securities as "available-for-sale" and, accordingly, reports such securities at fair value. The fair value of debt and marketable equity securities is determined from public quotations for such securities as of the reporting date. Any temporary excess (deficiency) of fair value over (under) the underlying cost of the investment, net of taxes, is excluded from current period earnings (loss) and is reported as unrealized gains (losses) as a separate component of stockholders' equity. Any investment impairments deemed other than temporary by the Company would be included in net income (loss) on the consolidated statements of operations. No such impairment charges have been recorded in 2003, 2002 or 2001.

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

REVENUE RECOGNITION

PRODUCT SALES The Company recognizes product and integration sales when products are delivered and ownership and risk of loss are transferred. Alternatively, in certain limited circumstances, a customer's order may direct the Company to build products and prepare them for shipment, but hold such products temporarily on the customer's behalf. In such situations, revenue is recognized when all other terms and obligations of the sale are met, including transfer of ownership and risk of loss.

                           Applied Innovation Inc. 24

NETWORK MANAGEMENT SYSTEM SALES Revenue from the sale of network management system projects may include a combination of the following multiple elements: internally developed software and hardware; resale of third-party software and related computer equipment; installation, training and consulting services; and Company-provided and third-party maintenance and support agreements for the software and equipment. In a multiple element arrangement, revenue from the individual elements is unbundled based on their relative fair values and recognized as follows:

- Revenue on internally developed software and hardware is recognized in accordance with the following four elements of revenue recognition: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the related fee is fixed and determinable, and (4) collectibility is probable. Software license fees are generally recognized when the software product has been delivered, which is generally the point at which all four criteria have been met.

- Third-party software and equipment revenue are recognized when delivery has occurred and ownership and risk of loss have transferred. Revenue from resale of third-party maintenance contracts is generally recorded upon delivery of the maintenance agreement, provided the Company has no significant continuing obligation related to the maintenance contract.

- Revenue from installation, training and consulting services is recognized as the services are delivered or upon project completion.

- Revenue from maintenance and support agreements is recognized straight-line over the term of the related agreement.

SERVICE SALES Installation service projects are generally short-term in nature and are billed by the Company and accepted by the customer on a project-by-project basis. The Company recognizes installation service revenue at the completion of the project. Revenues from maintenance agreements are billed periodically, deferred and recognized straight-line over the terms of the agreements.

INVENTORY

Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

------------------------------------------------------------------------------
                                                              Lives (in years)
------------------------------------------------------------------------------
Building....................................................         40
Equipment...................................................        3-5
Furniture...................................................          7
------------------------------------------------------------------------------

INTANGIBLE ASSETS AND GOODWILL

Purchased intangible assets resulting from business acquisitions, primarily intellectual property and non-compete agreements, are carried at cost less accumulated amortization. Amortization is provided using the straight-line method over the estimated economic lives of the respective assets, generally up to three years. Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $210,000, $210,000 and $213,750, respectively. The assets will become fully amortized in 2004, resulting in amortization expense of $131,250.

Goodwill, representing the excess of purchase price over the fair value of the net assets acquired, is not amortized but instead is tested for impairment at least annually. During 2003 and 2002, the Company completed its annual impairment tests using established valuation techniques and determined that no impairment charges were necessary.

OTHER ASSETS

Other assets includes corporate-owned life insurance policies, which are recorded at their corresponding cash surrender values. In 2003, the Company purchased corporate owned life insurance policies covering four of the Company's executives. At December 31, 2003, other assets includes $1,241,361 of cash surrender value associated with these policies.

WARRANTY

The Company warrants its products for a minimum of one year after sale. Accordingly, the Company accrues the estimated costs of such warranties at the time of sale, based on historical experience and known warranty issues with existing products. Actual warranty costs are accumulated and charged against the warranty accrual.

                           Applied Innovation Inc. 25

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK-BASED COMPENSATION PLANS

The Company accounts for stock option grants under its stock option plans and for stock purchases under its employee stock purchase plan in accordance with the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB Opinion No. 25, no compensation cost has been recognized in the consolidated financial statements for stock option grants or for shares purchased under the employee stock purchase plan.

The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black Scholes model:

--------------------------------------------------------------------------------------------------------
                Years Ended December 31,                        2003          2002          2001
--------------------------------------------------------------------------------------------------------
Net (loss) income, as reported...........................  $    (535,485)  $ (4,854,780)   $  2,237,966
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects.....................     (1,319,659)    (1,736,080)     (2,616,657)
                                                           -------------   ------------    -------------
Pro forma net loss.......................................  $  (1,855,144)  $ (6,590,860)   $   (378,691)
                                                           =============    ===========    =============
(Loss) earnings per share:
  Basic -- as reported...................................  $       (0.04)  $      (0.32)   $       0.14
  Basic -- pro forma.....................................          (0.12)         (0.44)          (0.02)
  Diluted -- as reported.................................  $       (0.04)  $      (0.32)   $       0.14
  Diluted -- pro forma...................................          (0.12)         (0.44)          (0.02)
--------------------------------------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred.

GENERAL CREDIT RISK

The Company grants credit on open account to its customers, substantially all of whom are in the telecommunications industry. To date, the Company has not provided extended payment terms under any type of vendor financing agreements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the accounting for doubtful accounts, inventory obsolescence, depreciation and amortization, sales returns, warranty costs, taxes and contingencies. Actual results could differ from these estimates.

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

                           Applied Innovation Inc. 26

Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The Company had no such assets at December 31, 2003 or 2002.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

--------------------------------------------------------------------------------
(2) INVENTORY

Major classes of inventory at December 31, 2003 and 2002 are summarized below:

---------------------------------------------------------------------------------------------
                                                                     2003             2002
---------------------------------------------------------------------------------------------
Raw materials...............................................   $  1,516,034     $   3,508,806
Work-in-process.............................................        134,874            15,004
Finished goods..............................................      1,597,534           993,191
                                                               ------------     -------------
                                                                  3,248,442         4,517,001
Reserve for obsolescence....................................       (434,000)       (1,107,159)
                                                               ------------     -------------
                                                               $  2,814,442     $   3,409,842
                                                               ------------     -------------
---------------------------------------------------------------------------------------------

During 2003, the Company recorded inventory charges of $551,000 to cost of goods sold, primarily related to certain potential excess and obsolete inventory. During 2002, the Company recorded inventory charges of $2,152,000 to cost of goods sold, primarily related to discontinuance of its optical transmission product line and potential excess inventory and market price exposure associated with certain other materials in inventory.

--------------------------------------------------------------------------------
(3) INVESTMENTS AND FINANCIAL INSTRUMENTS

The fair values of all financial instruments, excluding investments, approximate carrying values because of the short maturities of those instruments.

The following summarizes the Company's investments in securities:

----------------------------------------------------------------------------------------------------------
                                                                  GROSS           GROSS
                                                AMORTIZED       UNREALIZED      UNREALIZED         FAIR
             DECEMBER 31, 2003                     COST           GAINS           LOSSES          VALUE
----------------------------------------------------------------------------------------------------------
CERTIFICATES OF DEPOSIT....................   $    769,198     $   1,209      $   (3,646)     $    766,761
CORPORATE OBLIGATIONS......................      6,844,627        17,896         (10,169)        6,852,354
MARKETABLE EQUITY SECURITIES...............        489,059        71,967          (1,285)          559,741
MUTUAL FUNDS...............................         92,910         2,160            (787)           94,283
US GOVERNMENT AGENCY OBLIGATIONS...........      7,681,298         6,120         (18,157)        7,669,261
                                              ------------     ---------      ----------      ------------
TOTAL......................................   $ 15,877,092     $  99,352      $  (34,044)     $ 15,942,400
                                              ============     =========      ==========      ============
REPORTED AS:
SHORT-TERM INVESTMENTS.....................                                                   $  5,582,325
INVESTMENTS................................                                                     10,360,075
                                                                                              ------------
TOTAL......................................                                                   $ 15,942,400
                                                                                              ============
----------------------------------------------------------------------------------------------------------

                           Applied Innovation Inc. 27

---------------------------------------------------------------------------------------------------
                                                              Gross          Gross
                                              Amortized     unrealized     unrealized       Fair
            December 31, 2002                    cost         gains          losses         value
---------------------------------------------------------------------------------------------------
Certificates of deposit................... $    126,582    $       7     $   (1,425)  $     125,164
Corporate obligations.....................    8,198,395       21,049        (40,458)      8,178,986
U.S. government agency obligations........    6,541,165       29,255        (20,517)      6,549,903
U.S. government obligations...............      102,619       21,053             --         123,672
                                           ------------    ---------     ----------   -------------
Total..................................... $ 14,968,761    $  71,364     $  (62,400)  $  14,977,725
                                           ============    =========     ==========   =============
Reported as:
Short-term investments....................                                            $   8,028,510
Investments...............................                                                6,949,215
                                                                                      -------------
Total.....................................                                            $  14,977,725
                                                                                      =============
----------------------------------------------------------------------------------

Gross realized gains included in income in 2003, 2002 and 2001 were $5,523, $22,306 and $27,536, respectively, and gross realized losses included in income in 2003, 2002 and 2001 were $4,545, $117,507 and $45,485, respectively. Realized gains and losses are determined by specific identification.

Interest income, primarily from investments, was $467,738, $665,343 and $1,418,385 in 2003, 2002 and 2001, respectively.

The Company's December 31, 2003 debt securities at fair market value mature as follows: $5,582,325 in less than one year, $9,105,334 after one year but less than five years and $695,000 in five or more years.

--------------------------------------------------------------------------------
(4) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2003 and 2002 are summarized below:

-----------------------------------------------------------------------------------------
                                                                  2003           2002
-----------------------------------------------------------------------------------------
Land........................................................ $   1,639,303   $  1,639,303
Building....................................................     5,109,087      5,109,087
Equipment...................................................     8,381,748      8,015,609
Furniture...................................................     2,030,209      2,018,457
                                                             -------------   ------------
                                                                17,160,347     16,782,456
Accumulated depreciation....................................   (10,100,313)    (8,989,442)
                                                             -------------    -----------
                                                             $   7,060,034   $  7,793,014
                                                             =============   ============
-----------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(5) WARRANTY

During the year ended December 31, 2003, the Company initiated a product recall after a manufacturing defect was identified in a power supply component that was purchased from a third-party manufacturer, integrated into the Company's products and shipped to customers in 1997 and 1998. The Company estimated the number of units that it expected customers to return in the recall and recorded the associated costs of $450,000 in the first quarter to recall and replace those units. During the year, the Company recorded adjustments of $179,000 to decrease the reserve balance based on revisions to the estimated number of units to be returned and the associated costs. In addition, costs associated with the product recall totaling $210,000 were recorded against the reserve. At December 31, 2003, the remaining reserve balance associated with the product recall was $61,000.

The Company's warranty activity is summarized below:

------------------------------------------------------------------------------------
Years Ended December 31,                                        2003         2002
------------------------------------------------------------------------------------
Beginning balance........................................... $ 542,651   $   819,166
Warranty provision..........................................   918,616       974,119
Warranty costs incurred.....................................  (982,205)   (1,250,634)
                                                             ---------   -----------
Ending balance.............................................. $ 479,062   $   542,651
                                                             =========   ===========
------------------------------------------------------------------------------------

                           Applied Innovation Inc. 28

--------------------------------------------------------------------------------
(6) ACQUISITION

On August 15, 2001, the Company acquired certain assets of the remote network management systems and information collection device business of Badger Technology, Inc. ("Badger"). The results of Badger's operations have been included in the Company's consolidated financial results since the date of acquisition. Badger, a privately held company located in California, primarily targeted the wireless telecommunications market with its remote network management products. As a result of the acquisition, the Company further penetrated the wireless telecommunications market by leveraging Badger's products targeting cell site remote management with the Company's larger sales force and service capabilities.

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

The following table summarizes the estimated fair values of the assets acquired at the acquisition date:

------------------------------------------------------------------------
------------------------------------------------------------------------
Accounts receivable......................................... $   167,806
Inventory...................................................     328,935
Property, plant and equipment...............................     128,427
Intangible assets...........................................     765,000
Goodwill....................................................   3,404,801
                                                             -----------
  Total assets acquired..................................... $ 4,794,969
                                                             ===========
------------------------------------------------------------------------

The Company records contingent consideration as additional goodwill as the contingencies are resolved. Of the contingent payment, cumulative totals of $121,000 and $72,200 were recorded as additional goodwill at December 31, 2003 and 2002, respectively. Goodwill is expected to be fully deductible for tax purposes.

--------------------------------------------------------------------------------
(7) MAJOR CUSTOMERS AND GEOGRAPHIC DATA

Revenues to major customers represented 74%, 75% and 66% of net sales for 2003, 2002 and 2001, respectively. The number of major customers previously referred to were three, three and four for 2003, 2002 and 2001, respectively, with trade accounts receivable balances of $1,925,468 and $3,566,498 at December 31, 2003 and 2002, respectively.

The Company's sales by geographic areas were as follows:

-------------------------------------------------------------------------------------------------
               Years Ended December 31,                    2003          2002           2001
-------------------------------------------------------------------------------------------------
United States......................................... $ 32,924,985  $  36,569,783  $  68,820,616
International.........................................    1,043,101      6,391,228      4,198,534
                                                       ------------  -------------  -------------
                                                       $ 33,968,086  $  42,961,011  $  73,019,150
                                                       ============  =============  =============
-------------------------------------------------------------------------------------------------

                           Applied Innovation Inc. 29

--------------------------------------------------------------------------------
(8) EARNINGS (LOSS) PER SHARE

The calculations of earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001, are based upon the weighted-average shares outstanding during the periods and, when applicable, those stock options that are dilutive, using the treasury stock method. Reconciliations of the numerators and denominators of the basic and diluted earnings (loss) per share calculations follow:

-----------------------------------------------------------------------------------------------------
               Years Ended December 31,                      2003            2002            2001
-----------------------------------------------------------------------------------------------------
Net (loss) income available to common stockholders....   $  (535,485)   $  (4,854,780)    $ 2,237,966
                                                         ===========    =============     ===========
Weighted average shares outstanding -- basic..........    14,994,924       15,092,328      15,870,492
Effect of dilutive securities -- stock options........            --               --         270,501
                                                         -----------    -------------      ----------
Weighted average shares outstanding -- diluted........    14,994,924       15,092,328      16,140,993
                                                         -----------    -------------     -----------
Basic (loss) earnings per share.......................   $     (0.04)   $       (0.32)    $      0.14
                                                         ===========    =============     ===========
Diluted (loss) earnings per share.....................   $     (0.04)   $       (0.32)    $      0.14
                                                         ===========    =============     ===========
-----------------------------------------------------------------------------------------------------

Due to the Company's net loss for the years ended December 31, 2003 and 2002, no common equivalent shares were included in the calculation of diluted loss per share for those years because their effect would have been anti-dilutive. The Company's weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the years ended December 31, 2003 and 2002 were 557,192 and 159,098, respectively.

Stock options which are anti-dilutive under the treasury stock method because they are out-of-the-money have been excluded from the above earnings per share calculations. The Company's stock options outstanding at December 31, 2003, 2002 and 2001 which were excluded from the earnings per share calculations because they were out-of-the-money were 1,263,720, 1,670,100 and 1,215,350, respectively.

--------------------------------------------------------------------------------
(9) STOCK OPTION PLANS

The Company's 2001 Stock Incentive Plan ("the 2001 Plan") was adopted by the Board of Directors on February 27, 2001, and approved by the stockholders of the Company as of April 26, 2001, with 2,000,000 shares of common stock reserved for issuance under the 2001 Plan. Options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options, with maximum terms of ten years. The exercise price of each incentive stock option must be at least 100% of the fair market value per share of the Company's common stock as determined by the Stock Option and Compensation Committee on the date of grant. Except for options granted to the Board of Directors which generally vest immediately and become exercisable one year from issuance, options granted under the 2001 Plan generally vest over five years.

Previously, the Company had adopted the 1996 Stock Option Plan ("the 1996 Plan") with 2,000,000 shares of common stock reserved for issuance under the 1996 Plan. Options granted under the 1996 Plan have maximum terms of ten years. The exercise price of each incentive stock option must be at least 100% of the fair market value per share of the Company's common stock as determined by the Stock Option and Compensation Committee on the date of grant. Except for options granted to the Board of Directors which generally vest immediately and become exercisable one year from issuance, options granted under the 1996 Plan generally vest over five years.

Tax benefits realized by the Company for deductions in excess of compensation expense under these plans are credited to additional paid-in capital.

At December 31, 2003, there were 837,000 additional shares available for grant under the 2001 Plan and 1,098,390 additional shares available for grant under the 1996 Plan. The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $2.35, $3.65 and $7.27, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions used for grants in the years ended December 31, 2003, 2002 and 2001, respectively: dividend yield of 0% for all years; expected volatility of 90%, 90% and 93%; risk-free interest rate of 3.0%, 4.3% and 4.5%; and expected life of 5.6, 5.6 and 5 years.

                           Applied Innovation Inc. 30

A summary of stock option activity follows:

------------------------------------------------------------------------------------------
                                                                              Weighted-
                                                              Number of        average
                                                                shares      exercise price
------------------------------------------------------------------------------------------
Balance at December 31, 2000................................   1,776,980        $ 8.66
  Granted...................................................   1,082,000         10.99
  Exercised.................................................     (99,720)         4.82
  Canceled/expired..........................................    (392,430)        11.30
                                                              ----------
Balance at December 31, 2001................................   2,366,830        $10.55
  Granted...................................................     619,500          5.13
  Exercised.................................................      (4,000)         3.80
  Canceled/expired..........................................  (1,161,030)        12.17
                                                              ----------
Balance at December 31, 2002................................   1,821,300        $ 7.62
  GRANTED...................................................     457,500          3.31
  EXERCISED.................................................     (37,900)         4.01
  CANCELED/EXPIRED..........................................    (442,630)         7.41
                                                              ----------
BALANCE AT DECEMBER 31, 2003................................   1,798,270        $ 6.65
                                                              ==========
------------------------------------------------------------------------------------------

The following table summarizes information about options outstanding at December 31, 2003:

----------------------------------------------------------------------------
                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
----------------------------------------------------------------------------
                              WEIGHTED-
                               AVERAGE     WEIGHTED-               WEIGHTED-
                              REMAINING     AVERAGE                 AVERAGE
   RANGE OF       NUMBER OF  CONTRACTUAL   EXERCISE    NUMBER OF   EXERCISE
EXERCISE PRICES    SHARES       LIFE         PRICE      SHARES       PRICE
----------------------------------------------------------------------------
 $ 2.85 -  3.03    369,250     9.00        $ 3.03          600     $ 2.95
   3.04 -  4.63    225,300      5.42          3.89      117,100       3.91
   4.69 -  5.89    382,520      7.55          5.18      149,320       5.15
   5.90 -  7.99    183,750      5.44          6.95      101,150       7.10
   8.11 -  9.88    259,850      6.52          8.35      163,450       8.34
  10.01 - 11.70    294,850      7.08         11.52      163,300      11.56
  12.13 - 17.38     82,750      6.69         13.74       46,100      13.71
                 ---------                             --------
                 1,798,270      7.10          6.65      741,020       7.87
                 ---------                             --------
----------------------------------------------------------------------------

--------------------------------------------------------------------------------
(10) EMPLOYEE STOCK PURCHASE PLAN

At the April 25, 2002 Annual Meeting of Stockholders, the Applied Innovation Inc. Employee Stock Purchase Plan ("the ESPP") was approved and adopted. The ESPP authorizes the Company to issue up to 500,000 shares of common stock to eligible employees, as defined. The ESPP has semi-annual offering periods commencing January 1 and July 1. During each offering period, eligible employees may purchase shares at a price equal to 90% of fair market value on the first or last business day of the offering period, whichever is lower.

During the year ended December 31, 2003, 44,760 shares of common stock at an average price of $2.70 were issued pursuant to the ESPP. On January 3, 2004 the Company issued 14,766 shares of common stock at a price of $3.02 per share based on employee payroll deductions for the six-month offering period ending December 31, 2003.

--------------------------------------------------------------------------------
(11) DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution 401(k) and profit sharing plan that covers all eligible employees. Since October 1, 1999, the Company matched 50% of each participant's contribution, up to 6% of that participant's contribution. The Company may also make profit sharing contributions at the discretion of the Board of Directors. No such contributions were made in 2003, 2002 or 2001. For 2003, 2002 and 2001, the total expense related to the plan was $195,294, $260,531 and $464,802, respectively.

                           Applied Innovation Inc. 31

--------------------------------------------------------------------------------
(12) INCOME TAXES

Income tax expense (benefit) consists of:

---------------------------------------------------------------------------------------------------
                                                             Current       Deferred       Total
---------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003:
  FEDERAL................................................  $   (930,000)  $  171,000   $   (759,000)
  STATE AND LOCAL........................................        76,000       (7,000)        69,000
                                                           ------------   ----------   -------------
                                                           $   (854,000)  $  164,000   $   (690,000)
                                                           ============   ==========   ============
Year ended December 31, 2002:
  Federal................................................  $ (3,917,000)  $  559,000   $ (3,358,000)
  State and local........................................       (77,000)     (97,000)      (174,000)
                                                           ------------   ----------   ------------
                                                           $ (3,994,000)  $  462,000   $ (3,532,000)
                                                           ============   ==========   ============
Year ended December 31, 2001:
  Federal................................................  $    568,000   $  (29,000)  $    539,000
  State and local........................................       220,000       (4,000)       216,000
                                                           ------------   ----------   ------------
                                                           $    788,000   $  (33,000)  $    755,000
                                                           ============   ==========   ============
---------------------------------------------------------------------------------------------------

A reconciliation of income tax (benefit) expense at the expected federal statutory rate (34%) to income tax (benefit) expense at the Company's effective rates is as follows:

---------------------------------------------------------------------------------------------------
                                                                 2003         2002        2001
---------------------------------------------------------------------------------------------------
Computed tax at the expected federal statutory rate........ $  (417,000) $ (2,852,000) $  1,018,000
State and local income taxes, net of federal income tax
  effect...................................................      43,000      (148,000)      141,000
Meals and entertainment expenses...........................      42,000        62,000        88,000
Research and experimentation credit........................     (24,000)     (467,000)     (365,000)
Tax contingency reserve adjustment.........................    (351,000)           --            --
Dividends from foreign sales corporation...................          --      (101,000)      (55,000)
                                                            -----------    ----------     ---------
Tax-exempt interest income.................................     (20,000)      (22,000)      (85,000)
Other......................................................      37,000        (4,000)       13,000
                                                            -----------    ----------     ---------
                                                            $  (690,000) $ (3,532,000) $    755,000
                                                            ===========    ==========     =========
---------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

-------------------------------------------------------------------------------------
                                                                  2003         2002
-------------------------------------------------------------------------------------
Deferred tax assets:
  Accounts receivable allowance............................. $    54,000  $   166,000
  Inventory, principally due to obsolescence reserve and
    additional costs inventoried for tax purposes...........     350,000      609,000
  Warranty reserve..........................................     184,000      209,000
  Restructuring costs.......................................      17,000      224,000
  Other accrued expenses....................................     129,000      113,000
  Deferred revenue..........................................     874,000      732,000
  State tax net operating loss carryforwards................     201,000      171,000
  Research and experimentation credit carryforwards.........     299,000           --
  Other.....................................................      81,000       55,000
                                                             -----------  -----------
                                                             $ 2,189,000  $ 2,279,000
                                                             ===========  ===========
Deferred tax liabilities:
  Unrealized gain on investments............................ $    25,000  $     3,000
  Other.....................................................      74,000           --
                                                             -----------  -----------
                                                             $    99,000  $     3,000
                                                             ===========  ===========
-------------------------------------------------------------------------------------

                           Applied Innovation Inc. 32

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the utilization of loss carrybacks or the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not the Company will realize the benefits of these deductible differences and, therefore, no valuation allowance has been provided. State net operating loss carryforwards expire from 2007 through 2023 while federal research and experimentation credit carryforwards expire in 2022 and 2023.

--------------------------------------------------------------------------------
(13) LEASE COMMITMENTS

The Company is obligated for office space in Colorado, Texas, California and Mexico under various operating leases, which expire over the next three years. The Company's California property is sublet through the term of the lease.

Future minimum lease payments and estimated sublease receipts under the operating leases as of December 31, 2003 are:

---------------------------------------------------------------------------------
                                                               Lease     Sublease
                                                              payments   receipts
---------------------------------------------------------------------------------
Years ending December 31,
2004........................................................   155,290    (59,136)
2005........................................................    74,678    (20,984)
2006........................................................    23,154         --
                                                             ---------  ---------
Total minimum lease payments................................ $ 253,121  $ (80,120)
                                                             =========  =========
---------------------------------------------------------------------------------

Total rent expense, net of related sublease rental income, in 2003, 2002 and 2001 was $91,463, $276,850 and $3,856, respectively. In 2002, the Company's restructuring charges included $184,977 for future lease payments, net of estimated sublease rental income, for office leases in Georgia, Illinois and California.

--------------------------------------------------------------------------------
(14) EQUITY

On September 14, 2001, the Company's Board of Directors authorized a twelve-month stock repurchase program under which the Company was authorized to purchase up to 1,500,000 shares of common stock. During the twelve months of the repurchase program, the Company paid $5,863,018 to repurchase 1,011,450 shares.

As part of an employment agreement dated July 13, 2000 with its previous President and Chief Executive Officer, the Company sold 100,000 unregistered shares of its common stock at $12 per share, the closing market price on the date of the agreement. In exchange for the stock, the Company received $600,000 of cash and a $600,000 five year note, bearing interest at 6.62%, payable in five annual installments of principal and interest commencing July 13, 2001. It is reflected in the stockholders' equity section of the accompanying consolidated balance sheet for the year ended December 31, 2002. In 2003, the remaining balance on the note was received in full.

                           Applied Innovation Inc. 33

--------------------------------------------------------------------------------
(15) RESTRUCTURING CHARGES

In 2002, the Company enacted two restructuring plans resulting in aggregate restructuring charges of $2,890,155 related primarily to workforce reductions of approximately 150 employees throughout all departments, as well as charges related to excess equipment and leased offices. In 2003, certain adjustments totaling $32,237 were made to decrease the accrual because the planned headcount reduction was not fully enacted and certain fringe benefit costs were less than originally estimated. As of December 31, 2003 and 2002, the remaining restructuring accrual was $43,825 and $582,811, respectively. The accrued restructuring costs remaining at December 31, 2003 represent lease payments (net of estimated sublease receipts) extending to 2005.

-------------------------------------------------------------------------------------------------------
                                Employee        Employee          Lease
                              separations,    separations,    commitments,     Equipment
                              February 2002   August 2002    net of sublease   disposals      Total
-------------------------------------------------------------------------------------------------------
Restructuring charges in
  2002......................    $ 407,730      $ 2,105,375      $ 184,977     $  192,073   $  2,890,155
Cash deductions.............     (407,730)      (1,647,354)       (60,187)            --     (2,115,271)
Non-cash deductions.........           --               --             --       (192,073)      (192,073)
                                ---------      -----------      ---------     ----------   ------------
Accrual balance -- December
  31, 2002..................    $      --      $   458,021      $ 124,790     $       --   $    582,811
                                =========      ===========      =========     ==========   ============
CASH DEDUCTIONS.............           --         (425,784)       (80,965)            --       (506,749)
NON-CASH ADJUSTMENTS........           --          (32,237)            --             --        (32,237)
                                ---------      -----------      ---------     ----------   ------------
ACCRUAL BALANCE -- DECEMBER
  31, 2003..................    $      --      $        --      $  43,825     $       --   $     43,825
                                =========      ===========      =========     ==========   ============
-------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(16) CONTINGENCIES

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. Although the outcomes of such matters cannot be predicted with certainty, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

--------------------------------------------------------------------------------
(17) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of quarterly financial information follows (in thousands, except per share amounts):

--------------------------------------------------------------------------------------------
                         2003                              Q1        Q2        Q3       Q4
--------------------------------------------------------------------------------------------
NET SALES..............................................  $5,609    $9,512    $9,960   $8,887
GROSS PROFIT...........................................   2,356     5,160     5,225    4,874
(LOSS) INCOME BEFORE INCOME TAXES......................  (2,520)      259       562      474
NET (LOSS) INCOME......................................  (2,016)      207       584      690
BASIC NET (LOSS) INCOME PER SHARE......................   (0.13)     0.01      0.04     0.05
DILUTED NET (LOSS) INCOME PER SHARE....................   (0.13)     0.01      0.04     0.05
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                         2002                              Q1        Q2        Q3       Q4
--------------------------------------------------------------------------------------------
Net sales..............................................  $9,483   $16,451    $7,247   $9,781
Gross profit...........................................   4,058     6,949     2,666    5,730
(Loss) income before income taxes......................  (4,106)      116    (5,592)   1,195
Net (loss) income......................................  (2,874)       81    (3,148)   1,086
Basic net (loss) income per share......................   (0.19)     0.01     (0.21)    0.07
Diluted net (loss) income per share....................   (0.19)     0.01     (0.21)    0.07
--------------------------------------------------------------------------------------------

                           Applied Innovation Inc. 34

ITEM NINE CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

ITEM NINE A  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

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


                                   PART THREE


ITEM TEN  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required by this item is included under the caption "ELECTION OF DIRECTORS" on pages 4 through 10 of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on April 22, 2004 (the Proxy Statement), and under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 20 of the Proxy Statement and is incorporated herein by reference.

CODE OF ETHICS

We have adopted a code of ethics that applies to our directors, officers and all employees. The code of ethics is posted on our website at and can be accessed from our home page by clicking on "Company" and then "Investors".

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver of, any provision of this code of ethics by posting such information on our website at the address and location specified above.

ITEM ELEVEN  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The information required by this item is included under the caption "ELECTION OF DIRECTORS" on pages 11 through 16 of the Proxy Statement and is incorporated herein by reference.

ITEM TWELVE SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The information required by this item is included under the caption "OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS" on pages 2 through 3, under the caption "SECURITY OWNERSHIP OF MANAGEMENT" on pages 3 through 4, and under the caption "EQUITY COMPENSATION PLAN INFORMATION" on pages 14 through 15 of the Proxy Statement, and is incorporated herein by reference.

ITEM THIRTEEN  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

The information required by this item is included under the caption "RELATED PARTY TRANSACTIONS" on page 15 of the Proxy Statement and is incorporated herein by reference.

ITEM FOURTEEN  PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------------------------------

The information required by this item is included under the caption "INDEPENDENT ACCOUNTANT FEES" on page 19 of the Proxy Statement and is incorporated herein by reference.

                           Applied Innovation Inc. 35

                                   PART FOUR


ITEM FIFTEEN  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)(1) The following documents are filed as part of this report:

  - Independent Auditors' Report

  - Consolidated Balance Sheets as of December 31, 2003 and 2002

  - Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

  - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

  - Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

  - Notes to Consolidated Financial Statements

(a)(2) The following documents are filed as part of this report:

  - Independent Auditors' Report

  - Schedule II (Valuation and Qualifying Accounts)

(a)(3) Exhibits: The following exhibits are filed as part of this report:

Exhibit No.                           Description
-----------                           -----------
   3.1        Amended and Restated Certificate of Incorporation of the
              Company. (Reference is made to Appendix C to the Company's
              Definitive Proxy Statement for the 2001 Annual Meeting of
              Stockholders held on April 26, 2001, filed with the
              Securities and Exchange Commission on March 23, 2001, and
              incorporated herein by reference).
   3.2        By-laws of the Company, as amended. (Reference is made to
              Exhibit 3.2 to the Company's Registration Statement on Form
              10-SB, filed with the Securities and Exchange Commission on
              March 10, 1993, and incorporated herein by reference).
  10.1        Technology Agreement, dated November 12, 1996, between the
              Company and Cisco Systems, Inc. (Reference is made to
              Exhibit 10.4 to the Company's Annual Report on Form 10-K,
              filed with the Securities and Exchange Commission on March
              31, 1998, and incorporated herein by reference).
  10.2        Form of Indemnification Agreement between the Company and
              officers and directors. (Reference is made to Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed with the
              Securities and Exchange Commission on March 31, 1994, and
              incorporated herein by reference).
  10.3*       Schedule of Indemnification Agreements.
  10.4        Company's Amended and Restated 1996 Stock Option Plan.
              (Reference is made to Exhibit 10.11 to the Company's Annual
              Report on Form 10-K, filed with the Securities and Exchange
              Commission on March 30, 2000, and incorporated herein by
              reference).
  10.5        Employment Agreement between the Company and Gerard B.
              Moersdorf, Jr. (Reference is made to Exhibit 10.10 to the
              Company's Annual Report on Form 10-K, filed with the
              Securities and Exchange Commission on March 27, 2001, and
              incorporated herein by reference).
  10.6        Employment Agreement between the Company and Michael P.
              Keegan. (Reference is made to Exhibit 10.11 to the Company's
              Annual Report on Form 10-K, filed with the Securities and
              Exchange Commission on March 27, 2001, and incorporated
              herein by reference).
  10.7        Employment Agreement between the Company and Matthew P.
              Bruening. (Reference is made to Exhibit 10.1 to the
              Company's Quarterly Statement on Form 10-Q, filed with the
              Securities and Exchange Commission on August 9, 2001, and
              incorporated herein by reference).
  10.8        Employment Agreement between the Company and Eric W.
              Langille. (Reference is made to Exhibit 10.2 to the
              Company's Quarterly Statement on Form 10-Q, filed with the
              Securities and Exchange Commission on November 14, 2001, and
              incorporated herein by reference).
  10.9        Company's 2001 Stock Incentive Plan. (Reference is made to
              Appendix B to the Company's Definitive Proxy Statement for
              the 2001 Annual Meeting of Stockholders held on April 26,
              2001, filed with the Securities and Exchange Commission on
              March 23, 2001, and incorporated herein by reference).
  10.10       Company's Employee Stock Purchase Plan. (Reference is made to Appendix A to the Company's Definitive Proxy Statement
              for the 2002 Annual Meeting of Stockholders held on April
              25, 2002, filed with the Securities and Exchange Commission on March 22, 2002, and incorporated herein by reference).

                           Applied Innovation Inc. 36

Exhibit No.                           Description
-----------                           -----------
  10.11       Employment Agreement between the Company and John F. Petro.
              (Reference is made to Exhibit 10.1 to the Company's
              Quarterly Statement on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference).
  10.12*      Employment Agreement between the Company and Thomas R.
              Kuchler.
  23*         Consent of KPMG LLP.
  24*         Power of Attorney.
  31.1*       Rule 13a-14(a) Certification of Principal Executive Officer.
  31.2*       Rule 13a-14(a) Certification of Principal Financial Officer.
  32.1**      Section 1350 Certification of Principal Executive Officer.
  32.2**      Section 1350 Certification of Principal Financial Officer.

---------------

 * Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

(b) Reports on Form 8-K

On October 16, 2003, the Company filed a current report on Form 8-K (Items 7 and
12), dated October 16, 2003, regarding its consolidated financial results of operations for its third quarter ended September 30, 2003.

(c) Financial Statement Schedule - The financial statement schedule and the independent auditors' report thereon follow the signature page.

(d) Exhibits - The exhibits to this report follow the financial statement schedule and the independent auditors' report thereon.

                           Applied Innovation Inc. 37

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED INNOVATION INC.

Date: March 8, 2004                      By:   /s/ GERARD B. MOERSDORF, JR.
                                           -------------------------------------
                                                 Gerard B. Moersdorf, Jr.
                                               Chairman, President and Chief
                                                      Executive Officer

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

                  Signature                                       Title                         Date
                  ---------                                       -----                         ----

        /s/ GERARD B. MOERSDORF, JR.                    Gerard B. Moersdorf, Jr.            March 8, 2004
        -----------------------------------      Chairman, President & Chief Executive
                                                                 Officer
                                                      (Principal Executive Officer)


        /s/ MICHAEL P. KEEGAN                               Michael P. Keegan               March 8, 2004
        -----------------------------------           Executive Vice President and
                                                         Chief Operating Officer
                                                        (Principal Financial and
                                                      Principal Accounting Officer)


        *MICHAEL J. ENDRES                                  Michael J. Endres               March 8, 2004
        -----------------------------------                     Director


        *THOMAS W. HUSEBY                                   Thomas W. Huseby                March 8, 2004
        -----------------------------------                     Director


        *WILLIAM H. LARGENT                                William H. Largent               March 8, 2004
        -----------------------------------                     Director


        *CURTIS A. LOVELAND                                Curtis A. Loveland               March 8, 2004
        -----------------------------------                     Director


        *RICHARD W. OLIVER                                  Richard W. Oliver               March 8, 2004
        -----------------------------------                     Director


        *JOHN D. RIEDEL                                      John D. Riedel                 March 8, 2004
        -----------------------------------                     Director


        *ALEXANDER B. TREVOR                               Alexander B. Trevor              March 8, 2004
        -----------------------------------                     Director


 *By:   /s/ GERARD B. MOERSDORF, JR.                    Gerard B. Moersdorf, Jr.
        -----------------------------------                  (Attorney-in-Fact)

                           Applied Innovation Inc. 38

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Board of Directors and Stockholders
Applied Innovation Inc.:

Under date of January 23, 2004, we reported on the consolidated balance sheets of Applied Innovation Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Columbus, Ohio
January 23, 2004

APPLIED INNOVATION INC.

--------------------------------------------------------------------------------
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

-----------------------------------------------------------------------------------------------------
            Column A                Column B            Column C            Column D      Column E
-----------------------------------------------------------------------------------------------------
                                                        Additions
                                                 -----------------------
                                   Balance at    Charged to   Charged to
                                  beginning of   costs and      other                    Balance at
          Description                period       expense      accounts    Deductions   end of period
-----------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003:
  ALLOWANCE FOR DOUBTFUL
    ACCOUNTS....................   $  430,000    $  (73,342)     $ --      $  216,658    $  140,000
  ALLOWANCE FOR OBSOLETE
    INVENTORY...................    1,107,159       551,000        --       1,224,159       434,000
  WARRANTY PROVISION............      542,651       918,616        --         982,205       479,062
YEAR ENDED DECEMBER 31, 2002:
  Allowance for doubtful
    accounts....................   $  475,000    $  114,596      $ --      $  159,596    $  430,000
  Allowance for obsolete
    inventory...................    1,770,286     2,150,811        --       2,813,938     1,107,159
  Warranty provision............      819,166       974,119        --       1,250,634       542,651
YEAR ENDED DECEMBER 31, 2001:
  Allowance for doubtful
    accounts....................   $  690,602    $  443,527      $ --      $  659,129    $  475,000
  Allowance for obsolete
    inventory...................      190,000     1,700,000        --         119,714     1,770,286
  Warranty provision............    1,334,786     1,519,734        --       2,035,354       819,166
-----------------------------------------------------------------------------------------------------

                           Applied Innovation Inc. 39