Form 10-Q
period 2004-03-31
APPLIED INNOVATION INC
filed 2004-05-12
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 7, 2004 there were 15,064,375 shares of common stock outstanding.

                             APPLIED INNOVATION INC.

                                Table of Contents

                                                                                Page
                                                                                ----
Facing Page                                                                        1

Table of Contents                                                                  2

Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2004 (unaudited)
                 and December 31, 2003                                             3

           Consolidated Statements of Operations for the three months
                ended March 31, 2004 and 2003 (unaudited)                          4

           Consolidated Statements of Cash Flows for the three months
                ended March 31, 2004 and 2003 (unaudited)                          5

           Notes to Consolidated Financial Statements (unaudited)                6-8

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                   9-14

Item 3.    Quantitative and Qualitative Disclosure About Market Risk              14

Item 4.    Controls and Procedures                                                14

Part II.   Other Information

Items 1 - 5.                                                                      15

Item 6.    Exhibits and Reports on Form 8-K

                (a) Exhibits                                                      15

                (b) Reports on Form 8-K                                           15

Signatures                                                                        16

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             APPLIED INNOVATION INC.
                           Consolidated Balance Sheets

                                                                            (Unaudited)
                                                                          March 31, 2004   December 31, 2003
                                                                          --------------   -----------------
Assets
Current assets:
 Cash and cash equivalents                                                  $13,010,109       $12,030,638
 Short term investments                                                       6,463,535         5,582,325
 Accounts receivable, net                                                     2,124,414         3,449,052
 Inventory, net                                                               3,867,551         2,814,442
 Income taxes receivable                                                        985,077           268,287
 Other current assets                                                           630,009         1,255,700
 Deferred income taxes                                                        1,953,000         1,963,000
                                                                            -----------       -----------
       Total current assets                                                  29,033,695        27,363,444

Property, plant and equipment, net                                            7,057,977         7,060,034
Investments                                                                   9,242,488        10,360,075
Intangible assets, net                                                           78,750           131,250
Goodwill                                                                      3,525,801         3,525,801
Deferred income taxes                                                           127,000           127,000
Other assets                                                                  1,327,938         1,315,275
                                                                            -----------       -----------

                                                                            $50,393,649       $49,882,879
                                                                            ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                           $ 1,321,962       $   790,037
 Accrued expenses:
    Warranty                                                                    431,925           479,062
    Payroll and related expenses                                                939,565           787,819
    Restructuring                                                                38,281            43,825
    Taxes, other than income taxes                                              582,900           563,252
    Other accrued expenses                                                      753,822           723,249
 Deferred revenue                                                             3,089,720         2,268,999
 Note payable                                                                   750,000           750,000
                                                                            -----------       -----------

       Total current liabilities                                              7,908,175         6,406,243
                                                                            -----------       -----------

Stockholders' equity:
 Preferred stock; $.01 par value; authorized 5,000,000 shares;
    none issued and outstanding                                                       -                 -
 Common stock; $.01 par value; authorized 55,000,000 shares; issued and
    outstanding 15,062,775 shares in 2004 and 15,033,409 in 2003                150,628           150,334
 Additional paid-in capital                                                   6,266,288         6,140,540
 Retained earnings                                                           36,011,549        37,145,452
 Accumulated other comprehensive gain, net                                       57,009            40,310
                                                                            -----------       -----------

       Total stockholders' equity                                            42,485,474        43,476,636
                                                                            -----------       -----------

                                                                            $50,393,649       $49,882,879
                                                                            ===========       ===========

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Operations (Unaudited)

                                         Three Months Ended March 31,
                                             2004            2003
                                         ------------    ------------
Sales:
  Products                               $  4,441,748    $  4,389,950
  Services                                  1,406,570       1,218,792
                                         ------------    ------------
        Total sales                         5,848,318       5,608,742

Cost of sales:
  Cost of sales - products                  2,285,257       2,611,129
  Cost of sales - services                    604,521         641,600
                                         ------------    ------------
        Total cost of sales                 2,889,778       3,252,729

        Gross profit                        2,958,540       2,356,013

Operating expenses:
  Selling, general and administrative       3,424,460       3,586,099
  Research and development                  1,391,190       1,400,117
                                         ------------    ------------

        Loss from operations               (1,857,110)     (2,630,203)

Interest and other income, net                 85,207         110,377
                                         ------------    ------------

        Loss before income taxes           (1,771,903)     (2,519,826)

Income taxes                                 (638,000)       (504,000)
                                         ------------    ------------

        Net loss                         $ (1,133,903)   $ (2,015,826)
                                         ============    ============

Basic and diluted loss per share         $      (0.08)   $      (0.13)
                                         ============    ============

Weighted-average shares outstanding
  for basic and diluted loss per share     15,060,852      14,975,067
                                         ============    ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                 Three Months Ended March 31,
                                                                     2004            2003
                                                                 ------------    ------------
Cash flows from operating activities:
 Net loss                                                        $ (1,133,903)   $ (2,015,826)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
       Depreciation                                                   290,210         322,710
       Amortization of intangible assets                               52,500          52,500
       Loss (gain) on disposal of assets                               57,543          (2,115)
       Tax benefit of options exercised                                14,398               -
       Effects of changes in operating assets and liabilities:
          Accounts receivable                                       1,324,638       1,135,646
          Inventory                                                (1,053,109)       (150,769)
          Income taxes                                               (716,790)       (498,465)
          Other current assets                                        625,691         123,138
          Other assets                                                (12,663)              -
          Accounts payable                                            531,925        (885,251)
          Accrued expenses                                            149,286         629,776
          Deferred revenue                                            820,721       1,272,734
                                                                 ------------    ------------
       Net cash provided by (used in) operating activities            950,447         (15,922)
                                                                 ------------    ------------

Cash flows from investing activities:
 Purchases of property, plant and equipment                          (361,336)        (32,899)
 Proceeds from sales of property, plant and equipment                  15,640          15,927
 Purchases of investments                                          (3,252,262)     (4,203,552)
 Proceeds from maturities of investments                            2,911,085       5,705,560
 Proceeds from sales of investments                                   604,253         200,816
                                                                 ------------    ------------
       Net cash (used in) provided by investing activities            (82,620)      1,685,852
                                                                 ------------    ------------

Cash flows from financing activities -
 Proceeds from issuance of common stock                               111,644          66,314
                                                                 ------------    ------------
       Net cash provided by financing activities                      111,644          66,314
                                                                 ------------    ------------

Increase in cash and cash equivalents                                 979,471       1,736,244
Cash and cash equivalents - beginning of period                    12,030,638       8,986,292
                                                                 ------------    ------------

Cash and cash equivalents - end of period                        $ 13,010,109    $ 10,722,536
                                                                 ============    ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of presentation - The consolidated balance sheet as of March 31, 2004, and the consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly, in accordance with generally accepted accounting principles in the United States of America, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2003 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full year.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation using the Black Scholes model:

                                                           Three months ended March 31,
                                                               2004             2003
                                                          -------------    -------------
Net loss, as reported                                     $  (1,133,903)   $  (2,015,826)
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax effects        (414,986)        (338,395)
                                                          -------------    -------------
Pro forma net loss                                        $  (1,548,889)   $  (2,354,221)
                                                          =============    =============

Loss per share:
          Basic - as reported                             $       (0.08)   $       (0.13)
          Basic - pro forma                               $       (0.10)   $       (0.16)
          Diluted - as reported                           $       (0.08)   $       (0.13)
          Diluted - pro forma                             $       (0.10)   $       (0.16)

3. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at March 31, 2004 and December 31, 2003 are summarized below:

                           March 31, 2004   December 31, 2003
                           --------------   -----------------
Raw materials               $ 2,366,743        $ 1,516,034
Work-in-process                  46,463            134,874
Finished goods                1,700,345          1,597,534
                            -----------        -----------
                              4,113,551          3,248,442
Reserve for obsolescence       (246,000)          (434,000)
                            -----------        -----------
                            $ 3,867,551        $ 2,814,442
                            ===========        ===========

4. Warranty - The Company's warranty activity for the three months ended March 31, 2004 is summarized below:

                             2004
                          ----------
Beginning balance         $ 479,062
Warranty provision          164,554
Warranty costs incurred    (211,691)
                          ---------
Ending balance            $ 431,925
                          =========

5. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate and income tax credits expected to be applicable for the full fiscal year. Estimated taxes and credits recorded during interim periods may be periodically revised, if necessary, to reflect revised estimates for the full fiscal year.

6. Comprehensive loss - Comprehensive loss for the three months ended March 31, 2004 and 2003 was $1,117,204 and $2,008,174, respectively. The sole adjustment necessary to reconcile net loss with comprehensive loss is for the net unrealized gain, net of taxes, on available-for-sale securities, which was $16,699 and $7,652 for the three months ended March 31, 2004 and 2003, respectively.

7. Loss per share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company's net loss for the three months ended March 31, 2004 and 2003, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company's weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the three months ended March 31, 2004 and 2003 were 1,033,980 and 380,628, respectively.

Stock options which were out-of-the-money and, therefore, were anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company's stock options outstanding at March 31, 2004 and 2003 which were excluded because they were out-of-the-money were 1,020,750 and 1,492,120, respectively.

Shares of common stock used in calculating loss per share differed from outstanding shares reported in the consolidated financial statements as follows:

                                   Three months ended           Three months ended
                                     March 31, 2004               March 31, 2003
                                    ---------------               --------------
                                Basic loss    Diluted loss   Basic loss    Diluted loss
                                 per share      per share     per share     per share
                                 ---------      ---------     ---------     ---------
Outstanding shares              15,062,775     15,062,775     14,975,067    14,975,067
Effect of weighting changes
       in outstanding shares        (1,923)        (1,923)            --            --
                               -----------    -----------    -----------   -----------

Adjusted shares                 15,060,852     15,060,852     14,975,067    14,975,067
                               ===========    ===========    ===========   ===========

8. Major customers and geographic data - Because of the Company's concentration of sales to the Regional Bell Operating Companies (RBOCs), wireless service providers and one foreign service provider, a small number of customers typically represent substantial portions of total sales. For the three months ended March 31, 2004, sales to four companies comprised 81% of total sales. These customers contributed 11%, 21%, 22% and 27% of total sales. For the first three months of 2003, sales to two companies comprised 59% of total sales. One customer contributed 23% and the other customer contributed 36% of total sales.

The Company's sales by geographic areas for the three months ended March 31, 2004 and 2003 are summarized below:

                Three months ended March 31,
                      2004         2003
                   ----------   ----------
United States      $4,465,661   $5,207,421
International       1,382,657      401,321
                   ----------   ----------
                   $5,848,318   $5,608,742
                   ==========   ==========

9. Employee Stock Purchase Plan - The Applied Innovation Inc. Employee Stock Purchase Plan (ESPP), approved and adopted by the stockholders on April 25, 2002, authorizes the Company to issue up to 500,000 shares of common stock to eligible employees, as defined. The ESPP has semi-annual offering periods commencing January 1 and July 1 during which eligible employees may purchase shares at a price equal to 90% of fair market value on the first or last business day of the offering period, whichever is lower.

On January 2, 2004, the Company issued 14,766 shares of common stock at a price of $3.02 per share based on employee payroll deductions for the six-month offering period ended December 31, 2003. Since the inception of the plan, 59,526 shares have been issued to eligible employees.

10. Subsequent event - On April 22, 2004, the Board of Directors authorized a twelve month stock repurchase program under which the Company may purchase up to 1,000,000 shares of common stock through April 21, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Applied Innovation Inc. (Applied Innovation, AI, and the Company) is a network management solutions company that simplifies and enhances the operation of complex, distributed voice and data networks. Building on a deep knowledge of network architecture, elements and management, AI delivers unique hardware, software and service solutions that provide greater connectivity, visibility and control of network elements and the systems that support them. By providing solutions in the areas of network mediation, aggregation and adaptation, the Company enables its customers to more effectively and efficiently manage their large, complex networks.

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

Historically, the first quarter has been the Company's slowest quarter of the year due to budgetary approval cycles at the major wireline carriers. This historical pattern of light first quarter spending was compounded in the first quarter of 2004 by a delay in the budgetary approval process at one of the Company's key wireline customers, leading to reduced wireline sales compared to the same quarter a year ago. However, the Company's market diversification efforts resulted in increased sales in the wireless and international markets that helped offset the reduced wireline spending. Improved order flow at the Company's largest international customer and further penetration into the wireless market led to a dramatic increase in revenues in these markets compared to the first quarter of 2003. Combined international and wireless sales represented over 50% of total sales for the first quarter of 2004 compared to 8% for the same quarter a year ago.

The Company remains cautiously optimistic about overall sales growth for 2004 based primarily on anticipated strong demand from wireless and international customers. In addition to continued wireless and international sales growth, the Company anticipates improved wireline order flow compared to the first quarter of 2004 based on discussions with customers and industry projections. However, overall wireline sales could be negatively impacted, at least in the near-term, by ongoing labor issues at one key customer.

RESULTS OF THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

TOTAL SALES AND GROSS PROFIT

Sales for the first quarter of 2004 totaled $5,848,000 compared to $5,609,000 for the same quarter last year, an increase of 4%. Several factors contributed to this modest increase. First, improved order flow from the Company's largest international customer led to an increase in international sales from $401,000 in the first quarter of 2003 to $1,383,000 in the first quarter of 2004. In addition, strength in the wireless market led to a dramatic increase in wireless sales from $22,000 in the first quarter of 2003 to $1,578,000 in the current year's comparable quarter. Partially offsetting these increases, sales in the domestic wireline market decreased from $4,823,000 in last year's first quarter to $2,865,000 in this year's first quarter. Postponed orders and lengthened budgetary approval cycles at the Company's key wireline customers contributed to the wireline sales decrease.

Because of the Company's concentration of sales to RBOCs, wireless service providers and one foreign service provider, a small number of customers typically represent substantial portions of total sales. For the three months ended March 31, 2004, sales to four companies comprised 81% of total sales. These customers contributed 11%, 21%, 22% and 27% of total sales. For the first three months of 2003, sales to two companies comprised 59% of total sales. One customer contributed 23% and the other customer contributed 36% of total sales.

Gross profit as a percentage of total sales was 51% for the first quarter of 2004, compared to gross profit of 42% for the first quarter of 2003. As discussed further below, the 2004 increase in gross profit percentage is primarily attributable to product recall and inventory obsolescence charges in the first quarter of 2003, which negatively impacted 2003 gross profit. No such charges were incurred in the first quarter of 2004. In addition, services margins were higher in 2004 due to higher maintenance revenue and increased utilization of services personnel, both of which positively impacted gross profit in 2004.

The following table summarizes revenues and gross profit for products and services:

                        For the Quarter Ended March 31, 2004       For the Quarter Ended March 31, 2003
                        ------------------------------------       ------------------------------------
                         Products      Services       Total        Products       Services       Total
                         --------      --------       -----        --------       --------       -----
Sales                  $4,442,000    $1,406,000    $5,848,000    $4,390,000     $1,219,000    $5,609,000
Gross Profit            2,157,000       802,000     2,959,000     1,779,000        577,000     2,356,000
Gross Profit %              49%           57%           51%           41%            47%           42%

PRODUCT SALES AND GROSS PROFIT

Product sales of $4,442,000 represented 76% of total sales in the first quarter of 2004, versus product sales of $4,390,000, or 78% of total sales in the first quarter of 2003. As noted above, strength in the wireless and international markets contributed to the increase in product sales, although the increase in these two markets was partially offset by decreased sales in the domestic wireline market.

Product sales include revenues from the sales of the Company's hardware products, as well as third-party hardware and software licensing revenues.

Gross profit on product sales was 49% of total product sales for the first quarter of 2004, compared with 41% of total product sales for the same period last year. During the quarter ended March 31, 2003, the Company's gross profit on product sales was negatively impacted by both the establishment of a specific warranty reserve of $450,000 for a product recall and inventory charges of $100,000. In the first quarter of 2004, there were no comparable product recall charges and product margins were positively impacted by the sale of $57,000 of fully reserved inventory.

SERVICES SALES AND GROSS PROFIT

Services sales were $1,406,000, or 24% of total first quarter sales in 2004, compared to $1,219,000, or 22% of total first quarter sales in 2003. The 15% increase in services sales during the first quarter of 2004 as compared to the first quarter of last year was a result of higher maintenance revenue and an increased demand for installation services, primarily in the wireless market.

Services sales consist primarily of network planning and design, installation services, project management, engineering services, training and maintenance.

Gross profit on services sales was 57% during the first quarter of 2004, compared with 47% for the same period last year. The increase in services margins in the first quarter of 2004 was primarily due to a higher mix of maintenance revenue and high utilization of services personnel meeting the increased demand for installation services in the wireless market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased to $3,424,000 in the first quarter of 2004, from $3,586,000 in the first quarter of 2003. As a percentage of total quarterly sales, this represented 59% in 2004 and 64% in 2003. The decrease between the two quarters was largely attributable to the Company's continuing emphasis on controlling costs evidenced by reduced spending on consulting, insurance and profit sharing. The Company anticipates SG&A expenses for the remainder of 2004 will be slightly higher than the first quarter due to increases in variable expenses, such as commissions and travel, associated with anticipated increases in sales volume.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses were $1,391,000 for the first quarter of 2004, consistent with R&D expenses of $1,400,000 in the first quarter of 2003. As a percentage of total quarterly sales, this represented 24% in 2004 and 25% in 2003. The Company expects to continue to invest in product enhancements and new product development in response to customer needs and market opportunities. Currently, the primary focus is on new products for the wireless market and IP-enabled network management products. The Company expects R&D expenditures for the remaining quarters in 2004 to be generally consistent with those in the first quarter.

INTEREST AND OTHER INCOME, NET

Interest and other income, net decreased to $85,000 in the first quarter of 2004 versus $110,000 in the comparable quarter last year. The overall decrease resulted primarily from lower interest income due to overall lower yields on cash and investment balances.

INCOME TAXES

The Company's effective income tax benefit rate was 36% for the current quarter versus 20% for the same period in 2003. The Company expects to generate fewer research and experimentation credits in 2004 and the higher effective rate primarily reflects the impact of the reduction of these credits.

NET LOSS AND LOSS PER SHARE

As a result of the above factors, the Company recorded a net loss of $1,134,000 in the first quarter of 2004, or $0.08 per share, compared to a net loss of $2,016,000, or $0.13 per share, during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $21,126,000 at March 31, 2004, compared to $20,957,000 at December 31, 2003. At March 31, 2004, the current ratio was 3.7:1 and the Company's only debt outstanding was a $750,000 note payable issued in conjunction with an acquisition that occurred in 2001. The note payable bears interest at the annual rate of 8%, with interest payments due semi-annually and principal due at maturity in August 2004.

The Company had $28,716,000 of cash and cash equivalents and short- and long-term investments at March 31, 2004, an increase of $743,000 from the total December 31, 2003 balance of $27,973,000.

OPERATING ACTIVITIES

Despite the net loss of $1,134,000 during the first quarter of 2004, operating activities provided cash of $950,000. Significant components of cash flows from operations included: non-cash depreciation and amortization expenses of $343,000; decreased accounts receivable of $1,325,000 resulting from continued emphasis on collections and lower sales; decreased other current assets of $626,000 resulting from the receipt of insurance and other refunds; increased accounts payable of $532,000 resulting from the timing of a large inventory purchase near the end of the quarter; and increased deferred revenue of $821,000 resulting from annual maintenance agreements invoiced in the first quarter. Partially offsetting the above items were the following additional working capital changes: an increase in inventory of $1,053,000 primarily resulting from the large inventory purchase mentioned above as well as planned increases in inventory levels in anticipation of customer orders in the second quarter; and an increase in income taxes receivable of $717,000 resulting from the Company's net loss.

INVESTING ACTIVITIES

During the first quarter of 2004, investing activities used cash totaling $83,000. The Company purchased $361,000 of property, plant and equipment primarily related to information technology infrastructure and engineering test equipment. Maturities and sales of investments, net of purchases, provided cash of $263,000.

FINANCING ACTIVITIES

Common stock issued for stock option exercises and purchases under the Employee Stock Purchase Plan provided cash of $112,000 during the first quarter of 2004.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include any statements regarding sales growth in 2004 (paragraph
4), improved wireline order flow (paragraph 4), future SG&A expenditures (paragraph 15), future R&D expenditures (paragraph 16), research and experimentation credits in 2004 and resulting effective tax rates (paragraph
18), customer orders anticipated in the second quarter (paragraph 22), and sufficiency of capital resources (paragraph 25). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company's product and services, the impact of competitive products and services, general and economic business conditions, the Company's ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

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

PART II. OTHER INFORMATION

Items 1 - 5.      Inapplicable

Item 6.  (a)      Exhibits

                  Exhibit 10.1 - Employment Agreement between the Company and Andrew J. Dosch

                  Exhibit 10.2 - Employment Agreement between the Company and Michael P. Keegan

                  Exhibit 31.1 - Rule 13a-14(a) Certification of Principal Executive Officer

                  Exhibit 31.2 - Rule 13a-14(a) Certification of Principal Financial Officer

                  Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer

                  Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer

         (b)      Reports on Form 8-K

                  On February 11, 2004, the Company furnished a Current Report on Form 8-K (Items 7 and 12), dated February 11, 2004, regarding its consolidated financial results of operations for its year and quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            APPLIED INNOVATION INC.
                            (Registrant)

May 12, 2004                /s/ Gerard B. Moersdorf, Jr.
------------                ----------------------------
Date                        Gerard B. Moersdorf, Jr.
                            Chairman, President and Chief Executive Officer
                            (Principal Executive Officer)

May 12, 2004                /s/ Michael P. Keegan
------------                ---------------------
Date                        Michael P. Keegan
                            Executive Vice President and Chief Operating Officer

May 12, 2004                /s/ Andrew J. Dosch
------------                -------------------
Date                        Andrew J. Dosch
                            Vice President, Chief Financial Officer
                            and Treasurer
                            (Principal Financial Officer and Principal
                              Accounting Officer)