Form 10-Q
period 2004-06-30
APPLIED INNOVATION INC
filed 2004-08-13
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

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

As of August 9, 2004 there were 15,085,495 shares of common stock outstanding.

                             APPLIED INNOVATION INC.

                                Table of Contents

                                                                                             Page
                                                                                            -------
Facing Page                                                                                       1

Table of  Contents                                                                                2

Part I. Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003         3

        Consolidated Statements of Operations for the three- and six-month periods ended
          June 30, 2004 and 2003 (unaudited)                                                      4

        Consolidated Statements of Cash Flows for the six-month periods ended June 30,
          2004 and 2003 (unaudited)                                                               5

        Notes to Consolidated Financial Statements (unaudited)                                6 - 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                     10 - 16

Item 3. Quantitative and Qualitative Disclosure About Market Risk                                16

Item 4. Controls and Procedures                                                                  16

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders                                 16 - 17

Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits                                                                       17

              (b) Reports on Form 8-K                                                            17

Signatures                                                                                       18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             APPLIED INNOVATION INC.
                           Consolidated Balance Sheets

                                                                           (Unaudited)
                                                                          June 30, 2004   December 31, 2003
                                                                          -------------   -----------------
Assets
Current assets:
 Cash and cash equivalents                                                $  9,368,625      $ 12,030,638
 Short term investments                                                      6,784,363         5,582,325
 Accounts receivable, net                                                    2,354,566         3,449,052
 Inventory, net                                                              4,167,598         2,814,442
 Income taxes receivable                                                       472,014           268,287
 Other current assets                                                          548,572         1,255,700
 Deferred income taxes                                                       1,656,000         1,963,000
                                                                          ------------      ------------
      Total current assets                                                  25,351,738        27,363,444

Property, plant and equipment, net                                           6,926,426         7,060,034
Investments                                                                  9,365,917        10,360,075
Intangible assets, net                                                          26,250           131,250
Goodwill                                                                     3,525,801         3,525,801
Deferred income taxes                                                        1,643,000           127,000
Other assets                                                                 1,340,726         1,315,275
                                                                          ------------      ------------

                                                                          $ 48,179,858      $ 49,882,879
                                                                          ============      ============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                         $    962,101      $    790,037
 Accrued expenses:
    Warranty                                                                   381,925           479,062
    Payroll and related expenses                                               783,933           787,819
    Restructuring                                                              190,795            43,825
    Taxes, other than income taxes                                             298,589           563,252
    Other accrued expenses                                                     744,572           723,249
 Deferred revenue                                                            2,822,499         2,268,999
 Note payable                                                                  750,000           750,000
                                                                          ------------      ------------

      Total current liabilities                                              6,934,414         6,406,243
                                                                          ------------      ------------

Stockholders' equity:
 Preferred stock; $.01 par value; authorized 5,000,000 shares;
    none issued and outstanding                                                      -                 -
 Common stock; $.01 par value; authorized 55,000,000 shares; issued and
    outstanding 15,071,547 shares in 2004 and 15,033,409 in 2003               150,715           150,334
 Additional paid-in capital                                                  6,298,856         6,140,540
 Retained earnings                                                          34,819,597        37,145,452
 Accumulated other comprehensive (loss) gain, net                              (23,724)           40,310
                                                                          ------------      ------------

      Total stockholders' equity                                            41,245,444        43,476,636
                                                                          ------------      ------------

                                                                          $ 48,179,858      $ 49,882,879
                                                                          ============      ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Operations (Unaudited)

                                            Three Months Ended June 30,      Six Months Ended June 30,
                                               2004            2003            2004            2003
                                           ------------    ------------    ------------    ------------
Sales:
   Products                                $  4,220,954    $  7,866,350    $  8,662,702    $ 12,256,300
   Services                                   1,495,560       1,645,964       2,902,130       2,864,756
                                           ------------    ------------    ------------    ------------
      Total sales                             5,716,514       9,512,314      11,564,832      15,121,056

Cost of sales:
   Cost of sales - products                   2,136,632       3,415,092       4,286,979       5,837,973
   Cost of sales - services                     642,957         937,673       1,382,388       1,767,521
                                           ------------    ------------    ------------    ------------
      Total cost of sales                     2,779,589       4,352,765       5,669,367       7,605,494

      Gross profit                            2,936,925       5,159,549       5,895,465       7,515,562

Operating expenses:
   Selling, general and administrative        3,372,842       3,613,414       6,797,302       7,199,513
   Research and development                   1,293,845       1,396,136       2,685,035       2,796,253
   Restructuring charges                        227,690         (32,237)        227,690         (32,237)
                                           ------------    ------------    ------------    ------------
      (Loss) income from operations          (1,957,452)        182,236      (3,814,562)     (2,447,967)

Interest and other income, net                   94,500          76,290         179,707         186,667
                                           ------------    ------------    ------------    ------------

      (Loss) income before income taxes      (1,862,952)        258,526      (3,634,855)     (2,261,300)

Income taxes                                   (671,000)         52,000      (1,309,000)       (452,000)
                                           ------------    ------------    ------------    ------------

      Net (loss) income                    $ (1,191,952)   $    206,526    $ (2,325,855)   $ (1,809,300)
                                           ============    ============    ============    ============

Basic (loss) earnings per share            $      (0.08)   $       0.01    $      (0.15)   $      (0.12)
                                           ============    ============    ============    ============
Diluted (loss) earnings per share          $      (0.08)   $       0.01    $      (0.15)   $      (0.12)
                                           ============    ============    ============    ============

Weighted-average shares outstanding
   for basic (loss) earnings per share       15,067,259      14,975,067      15,065,091      14,975,067
                                           ============    ============    ============    ============
Weighted-average shares outstanding
   for diluted (loss) earnings per share     15,067,259      14,980,853      15,065,091      14,975,067
                                           ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                  Six Months Ended June 30,
                                                                     2004            2003
                                                                 ------------    ------------
Cash flows from operating activities:
   Net loss                                                      $ (2,325,855)   $ (1,809,300)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
       Depreciation                                                   583,084         620,562
       Amortization of intangible assets                              105,000         105,000
       Loss on disposal of assets                                      57,543              28
       Tax benefit of options exercised                                16,329               -
       Provision for deferred income taxes                         (1,169,000)              -
       Effects of changes in operating assets and liabilities:
           Accounts receivable                                      1,094,486        (814,689)
           Inventory                                               (1,353,156)        379,882
           Income taxes                                              (203,727)      3,186,781
           Other current assets                                       707,128         357,005
           Other assets                                               (25,451)              -
           Accounts payable                                           172,064         200,806
           Accrued expenses                                          (197,393)        414,513
           Deferred revenue                                           553,500       1,120,718
                                                                 ------------    ------------
       Net cash (used in) provided by operating activities         (1,985,448)      3,761,306
                                                                 ------------    ------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                        (522,809)       (245,638)
   Proceeds from sales of property, plant and equipment                15,790          15,967
   Purchases of investments                                        (5,268,816)    (10,057,962)
   Proceeds from maturities of investments                          4,273,856       9,950,727
   Proceeds from sales of investments                                 683,046         200,816
                                                                 ------------    ------------
       Net cash used in investing activities                         (818,933)       (136,090)
                                                                 ------------    ------------

Cash flows from financing activities -
   Proceeds from issuance of common stock                             142,368          66,314
                                                                 ------------    ------------
       Net cash provided by financing activities                      142,368          66,314
                                                                 ------------    ------------

(Decrease) increase in cash and cash equivalents                   (2,662,013)      3,691,530
Cash and cash equivalents - beginning of period                    12,030,638       8,986,292
                                                                 ------------    ------------

Cash and cash equivalents - end of period                        $  9,368,625    $ 12,677,822
                                                                 ============    ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of presentation - The consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the three- and six-month periods ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly, in accordance with generally accepted accounting principles in the United States of America, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2003 Annual Report on Form 10-K. Certain amounts in the prior year financial statements have been reclassified to conform with current year presentation. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results for the full year.

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

The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation using the Black-Scholes model:

                                                    Three months ended June 30,     Six months ended June 30,
                                                        2004             2003         2004              2003
                                                    ------------     -----------   -------------   ------------
Net income (loss), as reported                      $(1,191,952)     $  206,526    $ (2,325,855)   $(1,809,300)
Deduct: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects            (400,233)       (346,130)       (815,219)      (684,525)
                                                    -----------      ----------    ------------    -----------
Pro forma net loss                                  $(1,592,185)     $ (139,604)   $ (3,141,074)   $(2,493,825)
                                                    ===========      ==========    ============    ===========
Earnings (loss) per share:
      Basic - as reported                           $     (0.08)     $     0.01    $      (0.15)   $     (0.12)
      Basic - pro forma                             $     (0.11)     $    (0.01)   $      (0.21)   $     (0.17)
      Diluted - as reported                         $     (0.08)     $     0.01    $      (0.15)   $     (0.12)
      Diluted - pro forma                           $     (0.11)     $    (0.01)   $      (0.21)   $     (0.17)

3. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 2004 and December 31, 2003 are summarized below:

                           June 30, 2004   December 31, 2003
                           -------------   -----------------
Raw materials               $ 2,668,962       $ 1,516,034
Work-in-process                  12,492           134,874
Finished goods                1,661,144         1,597,534
                            -----------       -----------
                              4,342,598         3,248,442
Reserve for obsolescence       (175,000)         (434,000)
                            -----------        ----------
                            $ 4,167,598       $ 2,814,442
                            ===========       ===========

4. Warranty - The Company's warranty activity for the three- and six-month periods ended June 30, 2004 and 2003 is summarized below:

                             Three months ended June 30,  Six months ended June 30,
                                2004           2003         2004            2003
                             ----------     ---------     ---------      ---------
Beginning balance            $ 431,925      $ 863,228     $ 479,062      $ 542,651
   Warranty provision          102,533        171,813       267,087        642,056
   Warranty costs incurred    (152,533)      (349,195)     (364,224)      (498,861)
                             ---------      ---------     ---------      ---------
Ending balance               $ 381,925      $ 685,846     $ 381,925      $ 685,846
                             =========      =========     =========      =========

5. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate and income tax credits expected to be applicable for the full fiscal year. Estimated taxes and credits recorded during interim periods may be periodically revised, if necessary, to reflect revised estimates for the full fiscal year.

6. Comprehensive income (loss) - Comprehensive loss for the three- and six-month periods ended June 30, 2004 was $1,272,685 and $2,389,889, respectively. The sole adjustment necessary to reconcile net loss with comprehensive loss is the net unrealized loss, net of taxes, on investment securities, which was $80,733 for the three months ended June 30, 2004 and $64,034 for the six months ended June 30, 2004.

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

7. Earnings (loss) per share - Basic earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company's net loss for the three-month period ended

June 30, 2004 and six-month periods ended June 30, 2004 and 2003, no common equivalent shares were included in the calculation of diluted loss per share for these periods because their effect would have been anti-dilutive. The Company's weighted-average number of stock options which were in-the-money and, therefore, potentially dilutive for the three months ended June 30, 2004 were 514,788. The Company's weighted-average number of stock options which were in-the-money and, therefore, potentially dilutive for the six months ended June 30, 2004 and 2003 were 928,561 and 384,551, respectively.

Stock options which were out-of-the money and, therefore, anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company's stock options outstanding at June 30, 2004 and 2003 which were excluded because they were out-of-the-money were 1,141,650 and 1,493,820, respectively.

Shares of common stock used in calculating earnings (loss) per share differed from outstanding shares reported in the consolidated financial statements as follows:

                                     Three months ended               Three months ended
                                       June 30, 2004                     June 30, 2003
                                       --------------                    -------------
                                 Basic loss     Diluted loss   Basic earnings   Diluted earnings
                                  per share       per share      per share          per share
                                 ----------     ------------   --------------   ----------------
Outstanding shares                15,071,547     15,071,547      14,975,067       14,975,067
Effect of weighting changes
     in outstanding shares            (4,288)        (4,288)            - -              - -
Dilutive effect of stock options         - -            - -             - -            5,786
                                  ----------     ----------      ----------       ----------
     Adjusted shares              15,067,259     15,067,259      14,975,067       14,980,853
                                  ==========     ==========      ==========       ==========

                                      Six months ended              Six months ended
                                        June 30, 2004                June 30, 2003
                                        -------------                -------------
                                 Basic loss      Diluted loss  Basic loss    Diluted loss
                                  per share        per share    per share      per share
                                 ----------      ------------  ----------    ------------
Outstanding shares                15,071,547      15,071,547   14,975,067     14,975,067
Effect of weighting changes
     in outstanding shares            (6,456)         (6,456)         - -            - -
                                  ----------      ----------   ----------     ----------
     Adjusted shares              15,065,091      15,065,091   14,975,067     14,975,067
                                  ==========      ==========   ==========     ==========

8. Restructuring costs - During the quarter ended June 30, 2004, the Company enacted a restructuring plan resulting in charges of $227,690 related to severance benefits for workforce reductions in sales, services and administration. As of June 30, 2004, the remaining restructuring accrual was $190,795, consisting of employee separation costs of $151,972 and lease commitments of $38,823 remaining from an August 2002 restructuring event. The employee separation costs are scheduled to be paid in 2004, while the lease payments (net of estimated sublease receipts) will extend into 2005.

                                               Lease
                                            commitments,     Employee
                                           net of sublease  separations   Total
                                           ---------------  -----------  -------
Restructuring accrual - December 31, 2003    $    43,825     $     --   $ 43,825
                                             ===========     ========   ========
Restructuring event - May, 2004                       --      227,690    227,690
Cash deductions                                   (5,002)     (75,718)   (80,720)
                                             -----------     --------   --------
Restructuring accrual - June 30, 2004        $    38,823     $151,972   $190,795
                                             ===========     ========   ========

9. Major customers and geographic data - Because of the Company's concentration of sales to the Regional Bell Operating Companies, wireless service providers and one foreign service provider, a small number of customers typically represent substantial portions of total sales. For the first six months of 2004, sales to four companies comprised 71% of total sales. Each of these customers contributed between 11% and 23% of total sales. For the first six months of 2003, sales to two companies comprised 65% of total sales. One customer contributed 36% and the other customer contributed 29% of total sales.

The Company's sales by geographic areas for the three- and six-month periods ended June 30, 2004 and 2003 are summarized below:

                Three months ended June 30,  Six months ended June 30,

                    2004           2003         2004           2003
                -----------     ----------   -----------    -----------
United States   $ 5,495,630     $9,388,040   $ 9,961,291    $14,595,462
International       220,884        124,274     1,603,541        525,594
                -----------     ----------   -----------    -----------
                $ 5,716,514     $9,512,314   $11,564,832    $15,121,056
                ===========     ==========   ===========    ===========

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

On January 2, 2004, the Company issued 14,766 shares of common stock at a price of $3.02 per share based on employee payroll deductions for the six-month offering period ended December 31, 2003. On July 2, 2004, the Company issued 13,948 shares of common stock at a price of $3.61 per share based on employee payroll deductions for the six-month offering period ended June 30, 2004. Since the inception of the ESPP, 73,474 shares have been issued to eligible employees.

11. Stock repurchase program - On April 22, 2004, the Board of Directors authorized a twelve month stock repurchase program under which the Company may purchase up to 1,000,000 shares of common stock through April 21, 2005. As of June 30, 2004, the Company had not purchased any shares of stock through the program.

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

Applied Innovation's products and services help its customers to improve network quality and uptime and, at the same time, reduce network maintenance and repair costs. By leveraging its extensive knowledge of network infrastructure, its vendor-neutral methodology and its customer-centric approach, AI provides solutions which help customers better manage and control both their capital expenditures and their operating expenditures. The Company targets three primary markets in the U.S. and abroad: 1) telecommunications companies using wireline networks; 2) telecommunications companies using wireless networks; and 3) government networks. Its largest customers in those markets are the four Regional Bell Operating Companies (RBOCs), domestic wireless service providers and other large domestic and foreign phone companies.

Results for the second quarter of 2004 were below expectations and were negatively impacted by continued delayed orders from the Company's key domestic wireline customers. The Company remains committed to the wireline market and believes that its products will continue to help carriers automate their network management functions and operate their networks more efficiently. Automation and efficiency improvements are particularly important to the carriers due to decreased capital spending and headcount reductions by many in the industry in recent years. Despite limited visibility into wireline carrier spending for the balance of the year, the Company expects improvement in wireline order flow in the second half of 2004 as compared to the first half. That expectation is based in part on improvements in the regulatory environment for the RBOCs and the continued momentum of new technologies such as DSL, VoIP and extended fiber networks. Additionally, the Company expects that orders delayed by certain customers in the first six months of the year will be booked in the second half of the year.

The Company has continued its market diversification efforts, focusing on the expansion of its wireless and international customer bases and the ongoing business development in the government market. These efforts have resulted in increased sales in the wireless and international markets as combined wireless and international sales for the second quarter of 2004 grew by more than 140% compared to a year ago and accounted for over 30% of total quarterly sales versus less than 10% last year. The Company expects continued strength in wireless and international sales for the balance of 2004 and will continue extending its presence to further penetrate the government sector.

RESULTS OF THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 COMPARED TO THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2003

TOTAL SALES AND GROSS PROFIT

Sales for the second quarter of 2004 were $5,717,000, a 40% decrease from sales of $9,512,000 during the same period in 2003. Year-to-date sales decreased 23% to $11,565,000 in 2004 from $15,121,000 in 2003. The overall decrease in quarterly and year-to-date sales was largely attributable to continued order delays at the Company's key domestic wireline customers. For the three- and six-month periods ended June 30, 2004, sales to these customers were $3,807,000 and $6,672,000, respectively, compared to sales in the comparable periods of the prior year of $8,650,000 and $13,474,000, respectively.

The sharp decline in wireline sales was partially offset by growth in the wireless and international markets. Further penetration into the wireless market resulted in wireless sales of $1,632,000 for the quarter ended June 30, 2004, an increase of 157% from $635,000 in last year's comparable quarter. For the six-month periods ended June 30, 2004 and 2003, wireless sales were $3,230,000 and $657,000, respectively. Additionally, improved order flow from the Company's largest international customer led to an increase in international sales during the current year. For the quarters ended June 30, 2004 and 2003, international sales were $221,000 and $124,000, respectively, while year-to-date international sales were $1,604,000 and $526,000 for 2004 and 2003, respectively.

Because of the Company's concentration of sales to the RBOCs, wireless service providers and one foreign service provider, a small number of customers typically represent substantial portions of total sales. For the first six months of 2004, sales to four companies comprised 71% of total sales. Each of these customers contributed between 11% and 23% of total sales. For the first six months of 2003, sales to two companies comprised 65% of total sales. One customer contributed 36% and the other customer contributed 29% of total sales.

Gross profit as a percentage of total sales was 51% for the second quarter of 2004, versus 54% for the second quarter of 2003. Gross profit for the current year quarter compared to the same quarter a year ago was negatively impacted by reduced coverage of fixed manufacturing costs at lower sales volumes. Year-to-date gross profit percentages were 51% and 50% for 2004 and 2003, respectively. For the first six months of 2003, charges totaling $550,000 for product recall and inventory obsolescence negatively impacted gross profit. Although no such charges were incurred in the first six months of 2004, year-to-date gross profit in 2004 was negatively impacted by decreased coverage of fixed manufacturing costs as a result of lower sales volume.

The following table summarizes sales and gross profit for products and services:

                    For the Quarter Ended June 30, 2004         For the Quarter Ended June 30, 2003
                 ----------------------------------------    ----------------------------------------
                   Products       Services      Total          Products     Services         Total
                 ------------    ----------  -----------     -----------   -----------     ----------
Sales            $  4,221,000    $1,496,000  $ 5,717,000     $ 7,866,000   $ 1,646,000     $9,512,000
Gross Profit        2,084,000       853,000    2,937,000       4,451,000       709,000      5,160,000
Gross Profit %         49%           57%          51%             57%           43%            54%

PRODUCT SALES AND GROSS PROFIT

Product sales of $4,221,000 were 74% of 2004 second quarter sales, versus product sales of $7,866,000, or 83% of 2003 second quarter sales. This represented a 46% decrease in product sales from the comparable quarter in the prior year. Year-to-date product sales of $8,663,000 were 75% of total sales in 2004, versus $12,256,000 or 81% of total sales in 2003. This represented a 29% decrease in product sales from the previous year. As noted above, 2004 product sales were impacted by postponed orders from the Company's domestic wireline customers.

Product sales include revenues from the sales of the Company's hardware products, as well as third-party hardware and software licensing revenues.

Gross profit on product sales was 49% of total product sales for the second quarter of 2004, compared with 57% of total product sales for the same period last year. The decrease in gross profit in 2004 was primarily attributable to fewer product sales to cover certain fixed manufacturing costs.

SERVICES SALES AND GROSS PROFIT

Services sales of $1,496,000 were 26% of 2004 second quarter sales, versus services sales of $1,646,000, or 17% of 2003 second quarter sales. Year-to-date services sales of $2,902,000 were 25% of total sales in 2004, compared to $2,865,000, or 19% of total sales in 2003. The 9% decrease in services sales in the second quarter of 2004 compared to the same quarter last year was primarily attributable to lower revenue from maintenance agreements and fewer installation services sales.

Services sales consist of network planning and design, installation services, project management, engineering services, training and maintenance.

Services gross profit for the quarter ended June 30, 2004 was 57% of services sales, versus 43% of services sales for the comparable quarter a year ago. The increase in gross profit on services sales was primarily attributable to headcount reductions, increased utilization of services personnel and decreased utilization of contract labor during the second quarter of 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased to $3,373,000 in the second quarter of 2004, from $3,613,000 in the second quarter of 2003. Year-to-date SG&A expenditures were $6,797,000 in 2004 and $7,200,000 in 2003. The three-and six-month reductions of $240,000 and $403,000, respectively, in SG&A expenditures were largely attributable to headcount reductions in sales and other administrative functions, reductions in variable compensation expenses, lower personal property taxes and reduced spending on insurance and outside consultants. The Company anticipates SG&A expenses for the remainder of 2004 to be generally consistent with those in the first two quarters, although certain SG&A expenses such as commissions and other variable compensation are expected to vary proportionately with changes in sales volumes.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses decreased to $1,294,000 for the second quarter of 2004, versus $1,396,000 for the same period in 2003. Year-to-date R&D expenses were $2,685,000 for 2004 and $2,796,000 for 2003. The slight reduction in R&D expenses was primarily a result of postponing compliance testing in the second quarter of 2004 until the third quarter when simultaneous compliance tests could be run on multiple products to lower the cost. The Company continues to invest in product enhancements and new product development to support changing customer and industry needs and product introductions. The Company anticipates R&D expenditures for the remaining quarters in 2004 to be generally consistent with those in the first two quarters.

RESTRUCTURING CHARGES

During the quarter ended June 30, 2004, the Company realigned certain resources in response to shifting market conditions and Company priorities. As part of the realignment to focus additional resources on wireless, government and outside plant opportunities within the wireline carriers, nine employees were terminated in sales, services and administration. The Company recorded restructuring charges of $228,000 related to severance and other fringe benefits associated with the terminated personnel. These employee separation costs are expected to be fully paid in 2004. The Company expects to reduce future annual operating expenses by at least $900,000 as a result of these actions.

INTEREST AND OTHER INCOME, NET

Interest income and other income, net increased to $95,000 in the second quarter of 2004 from $76,000 in the comparable quarter last year. The increase was primarily attributable to gains on sales of investments in the second quarter of 2004. Year-to-date interest income and other income, net was $180,000 in 2004 consistent with the $187,000 in the prior year. Despite the second quarter gains on sales of investments, the year-to-date decrease is largely due to lower average cash and investment balances and overall lower yields on those balances.

INCOME TAXES

The Company's effective income tax benefit rate was 36% for the three- and six-month periods ended June 30, 2004 versus an effective benefit rate of 20% for the same periods in 2003. Although the Company expects to generate fewer research and experimentation credits in 2004, the higher effective benefit rate results from the estimated full-year impact of those credits and their impact in relation to estimated taxable income or loss for the year.

NET LOSS AND LOSS PER SHARE

As a result of the above factors, the Company recorded a net loss $1,192,000, or $0.08 per share, in the second quarter of 2004, versus net income of $207,000, or $0.01 per share, in the second quarter of 2003. Year-to-date net loss was $2,326,000, or $0.15 per share, in 2004, versus net loss of $1,809,000, or $0.12 per share in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $18,417,000 at June 30, 2004, compared to $20,957,000 at December 31, 2003. At June 30, 2004, the current ratio was 3.7:1 and the Company's only debt outstanding was a $750,000 note payable issued in conjunction with an acquisition that occurred in 2001. The note payable bears interest at the annual rate of 8%, with interest payments due semi-annually and principal due at maturity in August 2004.

The Company had $25,519,000 of cash and cash equivalents and short- and long-term investments at June 30, 2004, a decrease of $2,454,000 from the December 31, 2003 balance of $27,973,000.

OPERATING ACTIVITIES

For the six-month period ended June 30, 2004, operating activities used $1,985,000 of cash, primarily as a result of the $2,326,000 net loss for the period. Another component of operating cash flows requiring the use of cash was the $1,353,000 increase in inventory as a result of planned increases in inventory levels in anticipation of customer orders that were subsequently postponed. Additionally, the Company's income tax benefit of $1,309,000 for the period did not provide cash. Other significant non-cash operating expenses and working capital changes included: depreciation and amortization expenses of $688,000; decreased accounts receivable of $1,094,000 resulting from continued collections efforts and lower sales; decreased other current assets of $707,000 as a result of the receipt of insurance and other refunds; and increased deferred revenue of $554,000 due to normal maintenance agreements invoiced in the first quarter.

INVESTING ACTIVITIES

During the six-months ended June 30, 2004, investing activities used cash totaling $819,000. The Company purchased $523,000 of property, plant and equipment primarily related to information technology infrastructure and engineering test equipment. Purchases of investments, net of maturities and sales used cash of $312,000.

FINANCING ACTIVITIES

Common stock issued for stock option exercises and purchases under the Employee Stock Option Plan provided cash of $142,000 during the first six months of 2004.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include any statements regarding the belief that the Company's products will continue to help carriers automate their network management functions and operate their networks more efficiently (paragraph 3); improved wireline order flow in the second half of 2004 (paragraph 3); improvements in the regulatory environment for the RBOCs (paragraph 3); the continued momentum of new technologies (paragraph 3); booking delayed orders in the second half of 2004 (paragraph 3); continued strength in wireless and international sales for the balance of 2004 (paragraph 4); further penetration of the government sector (paragraph 4); future SG&A expenditures (paragraph 16); future R&D expenditures (paragraph 17); payment of employee separation costs (paragraph 18); savings of $900,000 resulting from employee terminations (paragraph 18); research and experimentation credits in 2004 and resulting effective tax rates (paragraph
20); and sufficiency of capital resources (paragraph 27). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company's products and services, the impact of competitive products and services, general economic and business conditions, the Company's ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

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

PART II. OTHER INFORMATION

Items 1 - 3. Inapplicable

Item 4.      Submission of Matters to a Vote of Security Holders

Applied Innovation Inc. held its Annual Meeting of Stockholders on April 22, 2004, for the purpose of electing two Class II directors. At the Company's Annual Meeting of Stockholders, both incumbent nominees for director were elected. The following table shows the voting tabulation for the sole matter voted on at the 2004 Annual Meeting of Stockholders, the election of two Class II directors:

ACTION                                 FOR           WITHHOLD AUTHORITY
------                                 ---           ------------------
Election of Class II Directors
    Thomas W. Huseby                13,168,001          1,126,250
    Curtis A. Loveland              12,680,242          1,614,009

Item 5.     Inapplicable

Item 6. (a) Exhibits

            Exhibit 31.1 - Rule 13a-14(a) Certification of Principal Executive Officer

            Exhibit 31.2 - Rule 13a-14(a) Certification of Principal Financial Officer

            Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer

            Exhibit 32.2 - Section 1350 Certification of Principal Financial Officer

        (b) Reports on Form 8-K

            On April 27, 2004, the Company filed a Current Report on Form 8-K (Items 5 and 7), dated April 26, 2004, regarding the announcement that the Company's Board of Directors authorized the Company to repurchase up to one million shares of its outstanding common stock through April 21, 2005.

            On April 28, 2004, the Company furnished a Current Report on Form 8-K (Items 7 and 12), dated April 21, 2004, regarding its financial results for the first quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 APPLIED INNOVATION INC.
                                 -----------------------
                                 (Registrant)

August 13, 2004                  /s/ Gerard B. Moersdorf, Jr.
------------------               -----------------------------
Date                             Gerard B. Moersdorf, Jr.
                                 Chairman, President and Chief Executive Officer
                                 (Principal Executive Officer)

August 13, 2004                  /s/ Michael P. Keegan
------------------               ----------------------
Date                             Michael P. Keegan
                                 Executive Vice President and Chief Operating
                                 Officer

August 13, 2004                  /s/  Andrew J. Dosch
------------------               --------------------
Date                             Andrew J. Dosch
                                 Vice President, Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)