Form 10-Q
period 2004-09-30
APPLIED INNOVATION INC
filed 2004-11-12
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ________ to ________

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

As of November 8, 2004 there were 15,097,467 shares of common stock outstanding.

                             APPLIED INNOVATION INC.

                                Table of Contents

                                                                                          Page
                                                                                          ----
Facing Page                                                                                  1

Table of  Contents                                                                           2

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2004 (unaudited)
              and December 31, 2003                                                          3

         Consolidated Statements of Operations for the three- and nine-month
              periods ended September 30, 2004 and 2003 (unaudited)                          4

         Consolidated Statements of Cash Flows for the nine-month periods
              ended September 30, 2004 and 2003 (unaudited)                                  5

         Notes to Consolidated Financial Statements (unaudited)                         6 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                            10 - 16

Item 3. Quantitative and Qualitative Disclosure About Market Risk                           16

Item 4. Controls and Procedures                                                             17

Part II. Other Information

Items 1 - 5.                                                                                17

Item 6. Exhibits                                                                            17

Signatures                                                                                  18

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             APPLIED INNOVATION INC
                           Consolidated Balance Sheets

                                                                                  (Unaudited)
                                                                               September 30, 2004      December 31, 2003
                                                                               ------------------      ------------------
Assets
Current assets:
   Cash and cash equivalents                                                   $        6,979,670      $       12,030,638
   Short term investments                                                               7,522,952               5,582,325
   Accounts receivable, net                                                             5,749,927               3,449,052
   Inventory, net                                                                       3,012,601               2,814,442
   Income taxes receivable                                                                      -                 268,287
   Other current assets                                                                   329,137               1,255,700
   Deferred income taxes                                                                1,640,000               1,963,000
                                                                               ------------------      ------------------
     Total current assets                                                              25,234,287              27,363,444

Property, plant and equipment, net                                                      6,685,432               7,060,034
Investments                                                                             8,770,486              10,360,075
Intangible assets, net                                                                          -                 131,250
Goodwill                                                                                3,525,801               3,525,801
Deferred income taxes                                                                   1,643,000                 127,000
Other assets                                                                            1,353,461               1,315,275
                                                                               ------------------      ------------------

                                                                               $       47,212,467      $       49,882,879
                                                                               ==================      ==================
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                            $          992,484      $          790,037
   Accrued expenses:
     Warranty                                                                             330,075                 479,062
     Payroll and related expenses                                                       1,055,364                 787,819
     Restructuring                                                                         58,617                  43,825
     Income taxes                                                                         404,637                       -
     Taxes, other than income taxes                                                       269,663                 563,252
     Other accrued expenses                                                               563,957                 723,249
   Deferred revenue                                                                     1,402,202               2,268,999
   Note payable                                                                                 -                 750,000
                                                                               ------------------      ------------------

     Total current liabilities                                                          5,076,999               6,406,243
                                                                               ------------------      ------------------

Stockholders' equity:
   Preferred stock; $.01 par value; authorized 5,000,000 shares;
    none issued and outstanding                                                                 -                       -
   Common stock; $.01 par value; authorized 55,000,000 shares; issued and
    outstanding 15,088,067 shares in 2004 and 15,033,409 in 2003                          150,881                 150,334
   Additional paid-in capital                                                           6,357,029               6,140,540
   Retained earnings                                                                   35,625,203              37,145,452
   Accumulated other comprehensive gain, net                                                2,355                  40,310
                                                                               ------------------      ------------------

     Total stockholders' equity                                                        42,135,468              43,476,636
                                                                               ------------------      ------------------

                                                                               $       47,212,467      $       49,882,879
                                                                               ==================      ==================

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Operations (Unaudited)

                                               Three Months Ended September 30,       Nine Months Ended September 30,
                                                   2004               2003                2004               2003
                                               -------------      -------------       ------------       ------------
Sales:
 Products                                      $   8,454,105      $   7,970,142       $ 17,116,807       $ 20,226,442
 Services                                          1,418,512          1,990,012          4,320,642          4,854,768
                                               -------------      -------------       ------------       ------------
     Total sales                                   9,872,617          9,960,154         21,437,449         25,081,210

Cost of sales:
 Cost of sales - products                          3,790,227          3,580,292          8,077,206          9,418,265
 Cost of sales - services                            586,560          1,154,596          1,968,948          2,922,117
                                               -------------      -------------       ------------       ------------
     Total cost of sales                           4,376,787          4,734,888         10,046,154         12,340,382

     Gross profit                                  5,495,830          5,225,266         11,391,295         12,740,828

Operating expenses:
 Selling, general and administrative               3,369,340          3,341,194         10,166,642         10,540,707
 Research and development                          1,357,951          1,414,882          4,042,986          4,211,135
 Restructuring charges                                     -                  -            227,690            (32,237)
                                               -------------      -------------       ------------       ------------

     Income (loss) from operations                   768,539            469,190         (3,046,023)        (1,978,777)

Interest and other income, net                       103,067             92,713            282,774            279,380
                                               -------------      -------------       ------------       ------------

     Income (loss) before income taxes               871,606            561,903         (2,763,249)        (1,699,397)

Income tax expense (benefit)                          66,000            (22,000)        (1,243,000)          (474,000)
                                               -------------      -------------       ------------       ------------

     Net income (loss)                         $     805,606      $     583,903       $ (1,520,249)      $ (1,225,397)
                                               =============      =============       ============       ============

Basic earnings (loss) per share                $        0.05      $        0.04       $      (0.10)      $      (0.08)
                                               =============      =============       ============       ============
Diluted earnings (loss) per share              $        0.05      $        0.04       $      (0.10)      $      (0.08)
                                               =============      =============       ============       ============

Weighted-average shares outstanding
 for basic earnings (loss) per share              15,086,095         15,005,851         15,071,034         14,985,366
                                               =============      =============       ============       ============

Weighted-average shares outstanding
 for diluted earnings (loss) per share            15,100,237         15,142,144         15,071,034         14,985,366
                                               =============      =============       ============       ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                       2004                  2003
                                                                 ---------------       ---------------
Cash flows from operating activities:
    Net loss                                                     $    (1,520,249)      $    (1,225,397)
    Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Depreciation                                                       848,369               909,973
      Amortization of intangible assets                                  131,250               157,500
      Loss (gain) on disposal of assets                                   54,494                  (797)
      Tax benefit of options exercised                                    16,329                 9,330
      Stock grants to non-employees                                       16,000                     -
      Provision for deferred income taxes                             (1,169,000)                    -
      Effects of changes in operating assets and liabilities:
        Accounts receivable                                           (2,300,875)             (210,333)
        Inventory                                                       (198,159)              586,741
        Income taxes                                                     672,924             3,196,563
        Other current assets                                             926,563               366,170
        Other assets                                                     (38,186)           (1,438,807)
        Accounts payable                                                 202,447              (528,480)
        Accrued expenses                                                (319,531)             (197,976)
        Deferred revenue                                                (866,797)              441,833
                                                                 ---------------       ---------------
      Net cash (used in) provided by operating activities             (3,544,421)            2,066,320
                                                                 ---------------       ---------------

Cash flows from investing activities:
    Purchases of property, plant and equipment                          (547,100)             (348,587)
    Proceeds from sales of property, plant and equipment                  15,790                16,792
    Purchases of investments                                          (6,477,974)          (14,256,548)
    Proceeds from maturities of investments                            5,318,584            12,908,607
    Proceeds from sales of investments                                   749,446               200,816
                                                                 ---------------       ---------------
      Net cash used in investing activities                            (941,254)           (1,478,920)
                                                                 ---------------       ---------------

Cash flows from financing activities:
    Payment of note payable                                             (750,000)                    -
    Proceeds from issuance of common stock                               184,707               203,009
    Proceeds from payment on note receivable                                   -               382,783
                                                                 ---------------       ---------------
      Net cash (used in) provided by financing activities               (565,293)              585,792
                                                                 ---------------       ---------------

(Decrease) increase in cash and cash equivalents                      (5,050,968)            1,173,192
Cash and cash equivalents - beginning of period                       12,030,638             8,986,292
                                                                 ---------------       ---------------

Cash and cash equivalents - end of period                        $     6,979,670       $    10,159,484
                                                                 ===============       ===============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of presentation - The consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the three- and nine-month periods ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly, in accordance with generally accepted accounting principles in the United States of America, the financial position, results of operations and cash flows for all periods presented have been made. Expenses in the third quarter of 2004 included additional expenses of approximately $160,000 to correct an error made in a payroll related accrual at the end of the previous quarter.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2003 Annual Report on Form 10-K. Certain amounts in the prior year financial statements have been reclassified to conform with current year presentation. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results for the full year.

2. Stock-based compensation - The Company accounts for stock option grants under its stock option plans and for stock purchases under its employee stock purchase plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost has been recognized in the consolidated financial statements for stock option grants or for shares purchased under the employee stock purchase plan.

The Company accounts for stock grants to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. Accordingly, the Company recognized expense for stock grants to non-employees of $8,000 and $16,000 for the three- and nine-month periods ended September 30, 2004, respectively.

The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation using the Black-Scholes model:

                                                          Three months ended September 30,   Nine months ended September 30,
                                                              2004            2003               2004               2003
                                                          ------------    ------------       ------------       ------------
Net income (loss), as reported                            $    805,606    $    583,903       $ (1,520,249)      $ (1,225,397)
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax effects       (356,991)       (307,399)        (1,172,117)          (991,924)
                                                          ------------    ------------       ------------       ------------
Pro forma net income (loss)                               $    448,615    $    276,504       $ (2,692,366)      $ (2,217,321)
                                                          ============    ============       ============       ============

Earnings (loss) per share:
         Basic - as reported                              $       0.05    $       0.04       $      (0.10)      $      (0.08)
         Basic - pro forma                                $       0.03    $       0.02       $      (0.18)      $      (0.15)
         Diluted - as reported                            $       0.05    $       0.04       $      (0.10)      $      (0.08)
         Diluted - pro forma                              $       0.03    $       0.02       $      (0.18)      $      (0.15)

3. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at September 30, 2004 and December 31, 2003 are summarized below:

                              September 30, 2004       December 31, 2003
                              ------------------       ------------------
Raw materials                 $        2,331,693       $        1,516,034
Work-in-process                          110,870                  134,874
Finished goods                           759,038                1,597,534
                              ------------------       ------------------
                                       3,201,601                3,248,442
Reserve for obsolescence                (189,000)                (434,000)
                              ------------------       ------------------
                              $        3,012,601       $        2,814,442
                              ==================       ==================

4. Warranty - The Company's warranty activity for the three- and nine-month periods ended September 30, 2004 and 2003 is summarized below:

                              Three months ended September 30,       Nine months ended September 30,
                                  2004               2003               2004               2003
                             ---------------    ---------------    ---------------    ---------------
Beginning balance            $       381,925    $       685,846    $       479,062    $       542,651
   Warranty provision                 95,805            106,445            362,892            748,501
   Warranty costs incurred          (147,655)          (178,321)          (511,879)          (677,182)
                             ---------------    ---------------    ---------------    ---------------
Ending balance               $       330,075    $       613,970    $       330,075    $       613,970
                             ===============    ===============    ===============    ===============

5. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate and income tax credits expected to be applicable for the full fiscal year. Estimated taxes and credits recorded during interim periods may be periodically revised, if necessary, to reflect revised estimates for the full fiscal year.

6. Comprehensive income (loss) - Comprehensive income (loss) for the three- and nine-month periods ended September 30, 2004 was $831,685 and ($1,558,204), respectively. The sole adjustment necessary to reconcile net income (loss) with comprehensive income (loss) is the net unrealized gain (loss), net of taxes, on investment securities, which was $26,079 for the three months ended September 30, 2004 and ($37,955) for the nine months ended September 30, 2004.

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

7. Earnings (loss) per share - Basic earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company's net loss for the nine months ended September 30, 2004 and 2003, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company's weighted-average number of stock options which were in-the-money and, therefore, potentially dilutive for the nine months ended September 30, 2004 and 2003 were 529,285 and 514,642, respectively.

Stock options which were out-of-the money and, therefore, anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company's stock options outstanding at September 30, 2004 and 2003 which were excluded because they were out-of-the-money were 1,442,220 and 1,313,120, respectively.

Shares of common stock used in calculating earnings (loss) per share differed from outstanding shares reported in the consolidated financial statements as follows:

                                              Three months ended                    Three months ended
                                              September 30, 2004                    September 30, 2003
                                      ----------------------------------    ----------------------------------
                                      Basic earnings     Diluted earnings   Basic earnings     Diluted earnings
                                         per share          per share          per share          per share
                                      ---------------    ---------------    ---------------    ---------------
Outstanding shares                         15,088,067         15,088,067         15,013,909         15,013,909
Effect of weighting changes
     in outstanding shares                     (1,972)            (1,972)            (8,058)            (8,058)
Dilutive effect of
     stock options                                  -             14,142                  -            136,293
                                      ---------------    ---------------    ---------------    ---------------
     Adjusted shares                       15,086,095         15,100,237         15,005,851         15,142,144
                                      ===============    ===============    ===============    ===============

                                              Nine months ended                     Nine months ended
                                              September 30, 2004                    September 30, 2003
                                      ----------------------------------    ----------------------------------
                                        Basic loss        Diluted loss        Basic loss        Diluted loss
                                         per share          per share          per share          per share
                                      ---------------    ---------------    ---------------    ---------------
Outstanding shares                         15,088,067         15,088,067         15,013,909         15,013,909
Effect of weighting changes
     in outstanding shares                    (17,033)           (17,033)           (28,543)           (28,543)
                                      ---------------    ---------------    ---------------    ---------------
     Adjusted shares                       15,071,034         15,071,034         14,985,366         14,985,366
                                      ===============    ===============    ===============    ===============


8. Restructuring costs - In May 2004, the Company enacted a restructuring plan resulting in charges of $227,690 related to severance benefits for workforce reductions in sales, services and administration. As of September 30, 2004, the remaining restructuring accrual was $58,617, consisting of employee separation costs of $34,313 from the May 2004 event and lease commitments of $24,304 from an August 2002 restructuring event. The employee separation costs are scheduled to be paid in 2004, while the lease payments (net of estimated sublease receipts) will extend into 2005.

Activity in the restructuring accrual for the nine months ended September 30, 2004 is summarized below:

                                                      Lease
                                                  commitments,         Employee
                                                 net of sublease      separations           Total
                                                 ---------------    ---------------    ---------------
Restructuring accrual - December 31, 2003        $        43,825    $             -             43,825
                                                 ===============    ===============    ===============
Restructuring event - May, 2004                                -            227,690            227,690
Cash deductions                                          (19,521)          (193,377)          (212,898)
                                                 ---------------    ---------------    ---------------
Restructuring accrual - September 30, 2004       $        24,304    $        34,313             58,617
                                                 ===============    ===============    ===============

9. Major customers and geographic data - Because of the Company's concentration of sales to the Regional Bell Operating Companies, wireless service providers and one foreign service provider, a small number of customers typically represent substantial portions of total sales. For the first nine months of 2004, sales to three companies comprised 68% of total sales. Each of the three customers contributed between 11% and 34% of total sales. For the first nine months of 2003, sales to three companies comprised 75% of total sales. Each of the three customers contributed between 12% and 34% of total sales.

The Company's sales by geographic areas for the three- and nine-month periods ended September 30, 2004 and 2003 are summarized below:

                Three months ended September 30,    Nine months ended September 30,
                      2004              2003              2004              2003
                ---------------   ---------------   ---------------   ---------------
United States   $     9,821,677   $     9,907,280   $    19,782,968   $    24,502,742
International            50,940            52,874         1,654,481           578,468
                ---------------   ---------------   ---------------   ---------------
                $     9,872,617   $     9,960,154   $    21,437,449   $    25,081,210
                ===============   ===============   ===============   ===============

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

11. Stock repurchase program - - On April 22, 2004, the Board of Directors authorized a twelve month stock repurchase program under which the Company may purchase up to 1,000,000 shares of common stock through April 21, 2005. As of September 30, 2004, the Company had not purchased any shares of stock through the program.

12. Subsequent event - In October 2004, the Company enacted a restructuring event affecting employees in sales, engineering, operations, services and administration. As a result of this action, the Company expects to incur a pre-tax charge in the fourth quarter of 2004 totaling approximately $390,000, comprised of severance and other fringe benefits that will be paid out in cash in the fourth quarter of 2004 and in the first two quarters of 2005.

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

Results for the third quarter of 2004 reflect a significant improvement in domestic wireline sales and continued growth in the wireless market. After a disappointing first six months of 2004 that fell short of expectations due primarily to order delays and decreased capital spending from key domestic wireline customers, the Company rebounded in the third quarter of 2004 with a 73% sequential increase in sales as compared to the second quarter. The sales rebound, combined with the Company's ongoing commitment to controlling operating expenses, resulted in net income of $806,000 for the three months ended September 30, 2004. For the corresponding quarter of the prior year, the Company reported net income of $584,000 on comparable sales volume.

Based on limited visibility into wireline carrier spending for the remainder of 2004, the Company is cautiously optimistic that it will not experience further order flow interruptions for the remainder of the year. The Company also anticipates continued wireless and international demand for the balance of the year. While remaining strongly committed to the wireline market, the Company continues to view its growing wireless and international markets as the primary drivers of significant near-term growth. In addition, the Company continues dedicating resources to business development efforts in the government market to help further diversify its business.

In driving and measuring its diversification efforts into these new markets, the Company has set a number of key milestones for the remainder of 2004 and early 2005. In the wireless business, the AIbadger-RFMC product will be released for generally availability in the fourth quarter and the Company will remain focused on converting trial activity with this product into initial orders. In addition, growing the customer base in the wireless market remains a top priority. In the international market, vendor selection is expected before year end on a significant opportunity in Australia. Additionally, progress in key Central and South American accounts is expected to lead to order flow in late 2004 or early 2005. In the government market, the Company believes its technology is well-suited for application within sensor networks and is looking forward to technology selection by a large systems integrator in the sensor collection and management area.

RESULTS OF THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003

TOTAL SALES AND GROSS PROFIT

Sales for the third quarter of 2004 were $9,873,000, generally consistent with sales of $9,960,000 during the third quarter of 2003. Year-to-date sales decreased 15% to $21,437,000 in 2004 from $25,081,000 in 2003. The decrease in year-to-date sales was largely attributable to decreased capital spending by the Company's largest domestic wireline customers during the first two quarters of the 2004. While orders in the third quarter rebounded sharply from the delays experienced during the first half of the year, third quarter and year-to-date sales from wireline customers continued to lag behind prior year sales. For the three- and nine-month periods ended September 30, 2004, sales to wireline customers were $7,203,000 and $13,875,000, respectively, compared to sales in the comparable periods of the prior year of $8,446,000 and $21,920,000, respectively.

The decline in wireline sales was partially offset by growth in the wireless and international markets. Further penetration into the wireless market resulted in wireless sales of $2,580,000 for the quarter ended September 30, 2004, an increase of 85% from $1,395,000 in last year's comparable quarter. For the nine-month periods ended September 30, 2004 and 2003, wireless sales were $5,810,000 and $2,052,000, respectively. Additionally, improved order flow earlier in the year from the Company's largest international customer resulted in increased year-to-date international sales compared to last year, despite a low volume of international sales in the third quarter of both years. For the quarters ended September 30, 2004 and 2003, international sales were $51,000 and $53,000, respectively, while year-to-date international sales were $1,654,000 and $578,000 for 2004 and 2003, respectively.

Because of the Company's concentration of sales to the Regional Bell Operating Companies, wireless service providers and one foreign service provider, a small number of customers typically represent substantial portions of total sales. For the first nine months of 2004, sales to three companies comprised 68% of total sales. Each of the three customers contributed between 11% and 34% of total sales. For the first nine months of 2003, sales to three companies comprised 75% of total sales. Each of the three customers contributed between 12% and 34% of total sales.

Gross profit as a percentage of total sales was 56% for the third quarter of 2004, versus 52% for the third quarter of 2003. Year-to-date gross profit percentages were 53% and 51% for 2004 and 2003, respectively. Gross profit for the three- and nine-months ended September 30, 2004 was positively impacted by strong services margins which primarily resulted from efficient use and high utilization of Company personnel performing installation and other service work. Also contributing to the increase in gross profit percentages in 2004 compared to 2003 were prior year inventory obsolescence and product recall charges that reduced 2003 gross profit, as discussed further below.

The following table summarizes sales and gross profit for products and services:

                 For the Quarter Ended September 30, 2004     For the Quarter Ended September 30, 2003
                 ----------------------------------------     ----------------------------------------
                  Products      Services         Total          Products       Services        Total
                 ----------    ----------     ----------      -----------    ------------   -----------
Sales            $8,454,000    $1,419,000     $9,873,000       $7,970,000      $1,990,000    $9,960,000
Gross Profit      4,664,000       832,000      5,496,000        4,390,000         835,000     5,225,000
Gross Profit %       55%           59%            56%              55%             42%           52%

PRODUCT SALES AND GROSS PROFIT

Product sales of $8,454,000 were 86% of 2004 third quarter sales, versus product sales of $7,970,000, or 80% of 2003 third quarter sales. This represented a 6% increase in product sales over the comparable quarter in the prior year. Third quarter 2004 product sales improved sequentially from the second quarter as a result of improved domestic spending, including significant increases in wireless sales. However, on a year-to-date basis, total product sales reflect decreased domestic wireline spending, especially during the first two quarters of the year. Year-to-date product sales of $17,117,000 were 80% of total sales in 2004, versus $20,226,000 or 81% of total sales in 2003. This represented a 15% decrease in product sales from the previous year.

Product sales include revenues from the sales of the Company's hardware products, as well as third-party hardware and software licensing revenues.

Gross profit on product sales was 55% of total product sales for the third quarter of 2004, consistent with gross profit in the same period last year. Third quarter 2003 gross profit on product sales was negatively impacted by inventory obsolescence and product recall charges totaling $298,000. In the current year quarter, the impact of such charges was minimal based on a $32,000 adjustment to reduce the product recall reserve which offset minimal inventory charges of $14,000. However, 2004 third quarter gross profit on product sales was impacted by a larger proportion of wireless product sales than in the prior year quarter. In general, wireless products yield lower gross profit than the Company's core wireline products.

SERVICES SALES AND GROSS PROFIT

Services sales of $1,419,000 were 14% of 2004 third quarter sales, versus services sales of $1,990,000, or 20% of 2003 third quarter sales. This represented a 29% decrease in services sales over the comparable quarter of the prior year. Year-to-date services sales of $4,321,000 were 20% of total sales in 2004, compared to $4,855,000, or 19% of total sales in 2003. This represented an 11% decrease in services sales from the previous year. The decrease in quarter and year-to-date services sales was primarily attributable to lower demand for installation and other services.

Services sales consist of network planning and design, installation services, project management, engineering services, training and maintenance.

Services gross profit for the three-month period ended September 30, 2004 was 59% of services sales, versus 42% of services sales a year ago. The increase in gross profit on services sales was primarily attributable to a greater proportion of maintenance contract revenues, which typically generate higher gross profit than network management system services and installation work. Additionally, increased utilization of services personnel in lieu of consultants during the third quarter of 2004 contributed to higher gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses of $3,369,000 during the third quarter of 2004 remained generally consistent with SG&A expenses of $3,341,000 in the third quarter of 2003. As a percentage of total quarterly sales, this represented 34% in both 2004 and 2003. Year-to-date SG&A expenditures were $10,167,000 for 2004 and $10,541,000 for 2003, which represented 47% of total year-to-date sales in 2004 and 42% in 2003. The slight decrease in SG&A expenditures in 2004 compared to the prior year was primarily attributable to reduced spending on insurance and outside consultants as well as lower personal property taxes. Due to lower headcount as a result of an October 2004 restructuring event, the Company anticipates SG&A expenses for the fourth quarter of 2004 will be lower than those in the first three quarters.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses decreased to $1,358,000 for the third quarter of 2004, versus $1,415,000 for the same period in 2003. As a percentage of total quarterly sales, this represented 14% for both the third quarter of 2004 and 2003. Year-to-date R&D expenses were $4,043,000 for 2004 and $4,211,000 for 2003, representing 19% of total year-to-date sales in 2004 and 17% in 2003. The slight decreases in quarterly and year-to-date R&D expenses from the previous year were primarily due to reduced consulting costs. The Company expects to continue to invest in product enhancements and new product development to support changing customer and industry needs and product introductions. Due to lower headcount as a result of an October 2004 restructuring event, the Company anticipates R&D expenditures for the fourth quarter of 2004 will be slightly lower than the first three quarters.

INCOME TAXES

In the third quarter of 2004, the Company increased its year-to-date effective tax benefit rate to 45% from 36%, the estimated effective tax rate utilized for the first six months of the year. The increase was associated primarily with reductions in tax accruals for certain federal and state income tax items. After analyzing changes in certain federal and state income tax items, the Company reduced its tax contingency reserves by $261,000, resulting in an effective tax rate of 8% for the third quarter of 2004.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

As a result of the above factors, the Company recorded net income of $806,000, or $0.05 per share, in the third quarter of 2004, versus net income of $584,000, or $0.04 per share, in the third quarter of 2003. Year-to-date net loss was $1,520,000, or $.10 per share, in 2004, versus net loss of $1,225,000, or $0.08 per share, in 2003.

SUBSEQUENT EVENT

In October 2004, the Company enacted a restructuring event affecting employees in sales, engineering, operations, services and administration. As a result of this action, the Company expects to incur a pre-tax charge in the fourth quarter of 2004 totaling approximately $390,000, comprised of severance and other fringe benefits that will be paid out in cash in the fourth quarter of 2004 and in the first two quarters of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $20,157,000 at September 30, 2004, compared to $20,957,000 at December 31, 2003. At September 30, 2004, the current ratio was 5.0:1 and the Company had no debt outstanding.

The Company had $23,273,000 of cash and cash equivalents and short- and long-term investments at September 30, 2004, a decrease of $4,700,000 from the December 31, 2003 balance of $27,973,000.

OPERATING ACTIVITIES

For the nine-month period ended September 30, 2004, operating activities used $3,544,000 of cash, primarily as a result of the $3,046,000 operating loss for the period. Significant non-cash operating expenses and working capital changes included: depreciation and amortization expenses of

$980,000; increased accounts receivable of $2,301,000 resulting from increased sales volume near the end of the third quarter; decreased income taxes receivable as a result of the receipt of federal income tax refunds; decreased other current assets of $927,000 as a result of the receipt of insurance and other refunds and the decrease of certain prepaid expenses; and decreased deferred revenue of $867,000 primarily due to revenue recognized on projects completed for a specific customer.

INVESTING ACTIVITIES

During the nine-months ended September 30, 2004, investing activities used cash totaling $941,000. The Company purchased $547,000 of property, plant and equipment primarily related to information technology infrastructure and engineering test equipment. Purchases of investments, net of maturities and sales, used cash of $410,000.

FINANCING ACTIVITIES

Financing activities used $565,000 of cash during the nine-months ended September 30, 2004. During the third quarter of 2004, the Company paid a $750,000 note payable issued in conjunction with an acquisition that occurred in 2001. Partially offsetting that use of cash were stock option exercises and stock purchases under the Employee Stock Purchase Plan, which provided cash of $185,000 during the first nine months of 2004.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include any statements regarding: ongoing commitment to controlling operating expenses (paragraph 3), limited visibility into wireline carrier spending for the remainder of 2004 (paragraph 4), cautious optimism that the Company will not experience further order flow interruptions for the remainder of the year (paragraph 4), continued wireless and international demand for the balance of the year (paragraph 4), ongoing commitment to the wireline market

(paragraph 4), the Company's view of its wireless and international markets as primary drivers of significant near-term growth (paragraph 4), continued business development efforts in the government market to help further diversify the business (paragraph 4), general availability of the Company's AIbadger-RFMC product in the fourth quarter and the Company's focus on converting trial activity with this product into initial orders (paragraph 5), wireless customer base growth as a top priority (paragraph 5), expected vendor selection before year end on a significant opportunity in Australia (paragraph 5), progress leading to order flow in late 2004 or 2005 from key Central and South American accounts (paragraph 5), the Company's technology being well-suitied for application within sensor networks (paragraph 5), technology selection by a large systems integrator in the sensor collection and management area (paragraph
5), SG&A expenses decreasing in the fourth quarter of 2004 from the first three quarters (paragraph 17), R&D expenses decreasing in the fourth quarter of 2004 from the first three quarters (paragraph 18), pre-tax charges of $390,000 incurred in the fourth quarter of 2004 (paragraph 21), payments for severance and other fringe benefits in the fourth quarter of 2004 and first two quarters of 2005 (paragraph 21), and sufficiency of capital resources (paragraph 27). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company's products and services, the impact of competitive products and services, general economic and business conditions, the Company's ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

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

                                   APPLIED INNOVATION INC.
                                   (Registrant)

November 12, 2004                  /s/ Gerard B. Moersdorf, Jr.
                                   -----------------------------------------
Date                               Gerard B. Moersdorf, Jr.
                                   Chairman, President and Chief Executive
                                   Officer
                                   (Principal Executive Officer)

November 12, 2004                  /s/ Michael P. Keegan
                                   -----------------------------------------
Date                               Michael P. Keegan
                                   Executive Vice President and Chief Operating
                                   Officer

November 12, 2004                  /s/ Andrew J. Dosch
                                   -----------------------------------------
Date                               Andrew J. Dosch
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)