Form 10-K
period 2004-12-31
APPLIED INNOVATION INC
filed 2005-03-07
CIK 798399

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES      NO   X
                                      -----   -----

The aggregate market value of the registrant's Common Stock held by the registrant's non-affiliates was approximately $36,563,669 on June 30, 2004.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 15,162,909 shares of Common Stock were outstanding at February 28, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2005, in part, as indicated.

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

ITEM ONE | Business

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

Applied Innovation, headquartered in Dublin, Ohio, is traded on NASDAQ under the symbol AINN. The Company's corporate headquarters occupy a 120,000 square foot facility located at 5800 Innovation Drive, Dublin, Ohio 43016, 800-247-9482.

THE COMPANY'S MARKETS

Applied Innovation's solutions are targeted to four primary markets in the U.S. and abroad: 1) telecommunications companies using wireline networks; 2) telecommunications companies using wireless networks 3) government networks; and
4) international telecommunications service providers who address both wireline and wireless services in their respective territories. Synergies within the markets allow the Company to leverage its knowledge and experience and deliver a common value proposition based on key competitive differentiators - namely, its extensive knowledge of network infrastructure, its commitment to vendor neutrality, and its focus on customers. At the same time, Applied Innovation delivers targeted value to each market by understanding and meeting its unique demands.

In all markets, the Company's products and services help operators of large, complex networks more efficiently and effectively manage their operations and critical infrastructure.

In the wireless market, the Company's products reside at both the mobile telephony switching office and cellular sites forming a DCN. The primary applications for the Company's products are remote site management, wireless repeater management and radio frequency (RF) performance management. By strategically positioning the Company's products in the network, a service provider gains remote access and management capabilities that allow the NOC personnel to be alerted to network issues, remotely troubleshoot issues and dispatch qualified personnel to perform repairs on affected NE's from a remote central location, avoiding site visits and reducing operations costs.

In the wireline market, the Company's products form the backbone of the data communications network (DCN) which connects network elements (NEs) to operations support systems (OSSs) across wide area networks (WANs). These products perform the critical functions of providing the physical connection to the NE, mediating the differing data communications standards, or protocols, to a common protocol and transporting the data across the WAN to the network operations center (NOC), where network operations personnel resolve critical network issues remotely or dispatch local technicians for repair and maintenance. The Company's products support the operation of switching, transport, test and access systems and are critical components of both the traditional voice and next generation data networks.

In the government market, the Company offers its traditional products and services. Additionally, the Company is addressing the emerging issue of networking chemical, biological, radiological and nuclear (CBRN) sensors. These sensors are designed to detect the presence of toxic agents and report information to central data collection devices in order to alert government personnel and first responders in the event of an unconventional attack. The Company has adapted technology developed for the wireline and wireless markets to support the data collection, adaptation and networking functions required to integrate a diverse set of sensors into an integrated network.

In international markets, the challenges faced by telecommunications service providers are generally the same as those faced by domestic network operators. The Company's wireline and wireless products are designed to operate in international markets by addressing the appropriate technical features and certification requirements of the customers in the Company's target geographies.

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

AIextend(TM) | AIextend brings intelligence to the network edge and improves OSS efficiency. A powerful, next-generation application mediation device, AIextend facilitates rapid integration of network elements with both legacy and next-generation operations support systems. With it, service providers can reduce OSS integration costs, gain intelligence at the edge, improve return on current network investments, increase efficiency of their OSS and gain flexibility and scalability.

AIconnect(TM) | AIconnect is a multi-purpose line card that provides a highly integrated, scalable routing solution to support local central office IP networks. It also provides aggregation to collect and manage remote sites, allowing the service provider to avoid the complex network deployment or costly infrastructure and support typically required.

AIfirewall(TM) | AIfirewall is a robust security application that fits seamlessly into the AIswitch chassis. The product combines best-in-class firewall technology from Check Point Software Technologies Ltd. with Applied Innovation's Network Equipment Building Standards (NEBS) 3 compliant design. AIfirewall allows customers to manage services and network devices located at the customer premises without compromising the security of the operations support network. It resides in a central office between the customer access point and the internal support network, which allows it to pass only authorized traffic while suppressing any unauthorized access attempts. Network managers have full visibility into the managed services and devices, while security personnel can administer pinpoint access rules using Check Point Firewall-1 NG.

AIflex(TM) | AIflex is an optical Ethernet aggregation line card that fits any of the AIswitch chassis systems. This product allows for local area network extension beyond the physical boundaries of a central office location over fiber optics. With AIflex, service providers gain the benefits of an IP network extension to remote sites without the cost of deploying routers at the edge of the network.

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

AIbadger(TM) XT | AIbadger XT provides a flexible, affordable solution for intelligent network management of wireless sites. The next generation of the successful AIbadger product is designed to meet a broad range of operating environments and security requirements. AIbadger XT provides complete remote management for the entire cell site. It provides remote access to and surveillance of equipment for immediate problem correction, troubleshooting, provisioning and periodic maintenance.

AIbadger(TM)-RFM | AIbadger-RFM provides a flexible, affordable solution for proactive RF monitoring of remote cell sites. It ensures better management of base station performance from remote locations by recreating the user experience at the cell site. Using a proactive approach to managing RF path performance, troubleshooting of network problems is accelerated and on-site user intervention is reduced. With AIbadger-RFM, service providers will reduce operating costs, improve quality of service, enhance network reliability, increase revenue and lower testing and training costs.

AIremote(TM) | AIremote extends the intelligence of operations supports systems by enabling them to access out-of-band network management information beyond the central office - thereby delivering intelligence and control to the edge of the broadband access network. By providing a flexible, scalable means of managing and monitoring remote locations, this temperature-hardened device allows service providers to lower operating costs, reduce maintenance costs, decrease training costs and lower total cost of ownership.

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

Sensor Management Unit | AI's sensor management unit offers a unique mix of sensor physical interfaces, data networking and data processing capabilities in an integrated, environmentally hardened package. Incorporating best-of-breed network management and process automation capabilities, AI's sensor management unit allows network designers to build scalable networks of sensors for protection of critical infrastructure. The AI sensor management unit is designed to support a wide range of third-party chemical, radiological, nuclear and biological sensors, as well as supporting infrastructure.

FINANCIAL DISCLOSURES | Revenues from sales of hardware solutions are included in Products Sales in the Company's consolidated financial statements and are described as Products Sales in the Company's product-line revenue analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

FINANCIAL DISCLOSURES | The Company generates software license fees from the sale of these NMS solutions. Such license fees and related third-party NMS equipment revenues are included in Products Sales in the Company's consolidated financial statements and are described as Products Sales in the Company's product-line revenue analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

FINANCIAL DISCLOSURES | The Company generates services revenue from customers under contracts and/or purchase orders that define the scope of work for a given project. The Company generally recognizes services revenue at project completion. The Company also offers extended maintenance and support agreements. Revenues from such agreements are deferred and recognized straight-line over the terms of the agreements.

Revenues from service work and maintenance contracts are classified as Services Sales in the Company's consolidated financial statements and are described as Services Sales in the Company's product-line revenue analysis in Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANUFACTURING AND OPERATIONS

The Company designs all of the printed circuit boards, chassis enclosures and other hardware used in its products at its Dublin facility. These product designs are proprietary designs of the Company. Under the supervision of the Vice President of Operations and Services and the Company's Quality Control organization, printed circuit boards, chassis enclosures and power supplies used in each of the Company's products are contracted out to third-party manufacturing firms for assembly. These subassemblies are then shipped to the Company for testing and final assembly. Procurement of materials is driven through an enterprise resource planning (ERP) system with production forecasts supplied to contract firms for component ordering from sources supplied and approved by the Company. The Company maintains and controls all documentation and process requirements for products manufactured by the contract assembly firms. The Company utilizes multiple assembly firms and is, therefore, not dependent on any single third-party manufacturer.

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

MARKETING, BUSINESS DEVELOPMENT AND SALES

The Company's products and services are sold primarily through its own sales force, except for independent sales agents and distributors in Australia, Brazil, Mexico, South Africa and Canada. The Company is exploring alternative distribution channels to allow sales of the Company's products to markets that are not easily accessible or cost effective for its own sales force. In addition to the Dublin, Ohio headquarters, the Company maintains a sales office in Denver, Colorado.

The Company generates a large portion of its annual revenues from customers with whom the Company has done business for many years. Company sales personnel work with network operations managers, engineers and planners to determine network management requirements, the timing of individual projects and the customers' funding for such projects. The Company generally has master purchase agreements with its largest recurring customers, and receives individual purchase orders from customers as Company products and services are required.

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

RESEARCH AND DEVELOPMENT

The Company's research and development (R&D) activities are coordinated with product management and sales with specific focus on customer and market requirements. Enhancements to AIswitch are focused on improving the performance capabilities of the product and adding functionality in its set of line cards, including AIconnect, AIextend, AIfirewall and AIflex. These feature upgrades allow a service provider to seamlessly transition to next generation operations support systems, integrate new elements into their systems more efficiently, aggregate remote sites over multiple physical media, improve network security and adapt the information flowing across the product for more rapid implementation of customer-driven applications. Enhancements to the Company's AIremote product are also planned to address additional applications with service providers' outside plant applications, including enhanced networking and security features.

Additional improvements are planned for the AIbadger product line to expand network management capabilities, improve service quality and speed the introduction of new technologies primarily for the wireless market. Enhancements are in development for the AIbadger-RFM product to provide capability to perform RF, voice and data network performance monitoring for both CDMA EV-DO and GSM networks. Additional feature releases are also planned for the recently released AIbadger XT cellular site management device to enhance both networking and security functions.

The Company is also planning enhancements and extensions for the new sensor management unit product for pursuit of networked sensor opportunities with federal, state and local governments.

The Company spent $5,119,677, $5,575,652 and $7,084,646 on Company-sponsored R&D during the fiscal years ended December 31, 2004, 2003 and 2002, respectively, or approximately 16% of annual sales in each of those years. See "Business - Business Risks - New Products, Research and Development, and Rapid Technological Change; Need to Manage Product Transitions."

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

The Company designs training programs to educate the customer's system administration, operations and maintenance personnel to operate its products and application solutions. Classes are available on-line and at the customer's site or at the Company's headquarters. Additional training is also offered to the customer during system upgrades and for new operations personnel.

The Company warrants its products for a minimum of one year after the sale. Customers may also purchase extended maintenance contracts with guaranteed overnight factory replacement service for circuit boards or system modules in the event of equipment failure. Software revisions to the Company's products are also available as part of the extended maintenance contracts, or may be purchased by the customer. For an additional charge, on-site spares are available for those customers who require immediate replacement. For warranty-related issues and customers with extended maintenance agreements, the Company also provides a 24-hour Service Hotline and web-based support for instant access to its field service and support departments.

Warranty expenses represented approximately 1.7%, 2.3% and 1.6% of annual sales in 2004, 2003 and 2002, respectively. See "Business - Business Risks - Risk of Product Defects."

COMPETITION

There are numerous manufacturers of data communications equipment. Manufacturers of these products frequently specialize their products for specific applications and could enter the Company's target markets. Significant competition exists from several well-established companies having resources superior to those of the Company and from other aggressive companies.

Competition for the Company's hardware products arises primarily from the following equipment suppliers: ADC, Carrier Access Corporation, Cisco Systems, Datatek Corp., DPS Telecom, Eastern Research and Quest Controls. See "Business - Business Risks - Competition."

In the areas of sensor networking and management within the government market, the Company competes primarily against internal solutions from large government systems integrators, RTI and Sentel Corporation.

Competition for the Company's service offerings includes internal solutions, offerings from other HP OpenView resellers and independent software vendors including Micromuse, Harris Corporation and TTI Telecom.

PERSONNEL

As of February 28, 2005, the Company had 103 full-time and part-time employees. The Company's employees are distributed among the following departments: Sales and Marketing 24; Research and Development 35; Services 17; Administration 14; and Operations 13.

BUSINESS RISKS

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results of operations for the year ended December 31, 2005, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Risks Associated with Customer Concentration; Dependence on Telecommunications Industry | A significant portion of the Company's revenues in each fiscal quarter since inception has been derived from substantial orders placed by large organizations, such as the Regional Bell Operating Companies (RBOCs). As a result, the Company's sales often have been concentrated among a relatively small number of customers. In fiscal 2004, 2003 and 2002, sales to the Company's three largest customers represented approximately 75%, 74% and 75%, respectively, of the Company's total sales. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. None of the Company's customers are contractually obligated to license or purchase additional products or services from the Company. As a result of this customer concentration, the Company's business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that have accounted for significant sales in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. Furthermore, such customers are concentrated in the telecommunications industry. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the continued demand by such customers for the Company's products and services.

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

Product Concentration | Revenue from the sale, service and support of the Company's AIswitch family of products has accounted for a substantial portion of the Company's sales since inception. The Company believes that revenue from the sale, service and support of the central office products will continue to account for a majority of the Company's total sales in fiscal 2005. Therefore, the Company's future operating results, particularly in the near term, are dependent upon the continued market acceptance of these products and improvements to the product framework. There can be no assurance that the Company's central office products and software will continue to achieve market acceptance or that the Company will be successful in developing, introducing or marketing improvements to its products and applications. The life cycles of such products are difficult to estimate due in large part to the effect of future product enhancements and competition. A decline in the demand for central office products as a result of competition, technological change or other factors could have a material adverse effect on the Company's business, operating results and financial condition.

New Products, Research and Development, and Rapid Technological Change; Need to Manage Product Transitions | The market for the Company's products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of the Company's products are difficult to estimate. The Company's future success will depend on its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. The Company is attempting to ensure future success by continuing to invest in its research and development efforts. However, there can be no assurance that the Company will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards; that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features; or that its new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, the Company's business, operating results and financial condition could be materially adversely affected.

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

The Company relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that these third party software licenses will continue to be available to the Company on commercially reasonable terms or at all. Although the Company believes that alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to timely and cost-effectively enhance their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in product shipments by the Company until equivalent software could be developed internally or identified, licensed and integrated, which could have a material adverse effect on the Company's business, operating results and financial condition.

Reliance on Suppliers | The Company purchases raw material and licenses technology from a number of domestic and foreign sources. Several of the Company's products include technology licensed from third parties, including components of its routing, radio frequency and firewall technologies. The Company believes that currently there are acceptable alternatives to the suppliers of raw material and technology used in its products. There can be no assurance that raw material and technology will continue to be available to the Company on commercially reasonable terms or at all. If the Company is unable to procure the necessary raw material or technology, the Company's business, operating results and financial condition could be materially adversely affected.

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

Future Operating Results Uncertain | Historically, the Company has experienced fluctuations in sales and net income (loss). Any growth rates in prior periods should not be considered indicative of future growth, if any. There can be no assurance that the Company's sales will grow or be sustained in future periods or that the Company will be profitable in any future period.

Risk of Product Defects | Products as complex as those offered by the Company may contain defects that may cause operational failures when introduced or when new versions or enhancements are released. The Company has in the past discovered defects in certain of its products. Although the Company has remedied all known material defects in its products, there can be no assurance that, despite testing by the Company and its customers, errors will not be found in existing or new products or releases, resulting in delay or loss of revenue, loss of market share, failure to achieve market acceptance or substantial warranty expense. Any such occurrence could have a material adverse effect on the Company's business, operating results and financial condition.

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

Anti-Takeover Provisions; Certain Provisions of Delaware Law; Certificate of Incorporation and By-Laws | Certain provisions of Delaware law and the Company's Certificate of Incorporation and By-Laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's By-Laws provide for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for the Company. Additionally, the directors and executive officers and existing principal stockholders of the Company beneficially own approximately 41% of the Company's common stock as of February 15, 2005. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

Concentration of Stock Ownership | The present directors and executive officers of the Company beneficially own approximately 41% of the Company's common stock as of February 15, 2005. In particular, Gerard B. Moersdorf, Jr. beneficially owns approximately 39% of the Company's common stock. Mr. Moersdorf's beneficial ownership includes approximately 14% of the Company's common stock held by Mr. Moersdorf's former spouse because he has been granted an irrevocable proxy to vote such shares. As a result, Mr. Moersdorf, Jr. is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

Litigation and Other Contingencies | The Company may be party to lawsuits in the normal course of its business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on the Company's business, operating results or financial condition.

ITEM TWO | Properties

The Company is headquartered in a 120,000 square foot modern corporate office and manufacturing facility in Dublin, Ohio. All of the Company's manufacturing, administrative and research and development activities and a substantial portion of its marketing activities are conducted at this location. The Company owns the building and some adjacent properties which total approximately 38 acres. In addition, the Company leases an office facility in Denver, Colorado.

ITEM THREE | Legal Proceedings

The Company has no material legal proceedings against it, other than ordinary litigation incidental to its business.

ITEM FOUR | Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM FIVE | Market for Registrant's Common Equity and Related Stockholder
Matters

The Company's common stock is traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low prices for the Company's common stock. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

          2004            2003
     -------------   -------------
      High    Low     High    Low
     -----   -----   -----   -----
Q1   $8.00   $4.85   $3.55   $2.36
Q2   $5.62   $3.79   $3.73   $2.60
Q3   $4.31   $2.84   $6.50   $3.35
Q4   $4.25   $2.86   $7.35   $5.86

At February 28, 2005, the Company had 493 stockholders of record.

The Company has not paid any cash dividends and presently anticipates that all of its future earnings will be retained for development of its business. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends would be at the discretion of the Company's Board of Directors and would depend upon, among other things, future earnings, operations, capital requirements, general financial condition of the Company and general business conditions.

ITEM SIX | Selected Financial Data

The table below presents selected operating and balance sheet data for the years ended and as of December 31, 2004, 2003, 2002, 2001 and 2000. The Company derives the selected financial data for those periods and as of those dates from its audited financial statements. This selected financial data should be read in conjunction with "Item Seven. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item Eight. Financial Statements and Supplementary Data."

                             APPLIED INNOVATION INC.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                    Years ended December 31,
                                                              --------------------------------------------------------------------
                                                                  2004          2003          2002          2001          2000
                                                              -----------   -----------   -----------   -----------   ------------
OPERATING DATA:
   Sales                                                      $31,396,937   $33,968,086   $42,961,011   $73,019,150   $116,103,392
   Cost of sales                                               14,524,397    16,353,637    23,556,671    39,251,716     75,906,065
                                                              -----------   -----------   -----------   -----------   ------------
      Gross profit                                             16,872,540    17,614,449    19,404,340    33,767,434     40,197,327

   Selling, general and administrative expenses                13,178,399    13,689,576    18,413,456    22,183,578     18,455,315
   Research and development expenses                            5,119,677     5,575,652     7,084,646     9,648,898      8,176,622
   Restructuring charges                                          605,804       (32,237)    2,890,155       292,330             --
                                                              -----------   -----------   -----------   -----------   ------------
      Total operating expenses                                 18,903,880    19,232,991    28,388,257    32,124,806     26,631,937
                                                              -----------   -----------   -----------   -----------   ------------
      (Loss) income from operations                            (2,031,340)   (1,618,542)   (8,983,917)    1,642,628     13,565,390
                                                              -----------   -----------   -----------   -----------   ------------
   Interest and other income, net                                 451,756       393,057       597,137     1,350,338      1,353,612
                                                              -----------   -----------   -----------   -----------   ------------
      (Loss) income before income taxes                        (1,579,584)   (1,225,485)   (8,386,780)    2,992,966     14,919,002
   Income tax (benefit) expense                                  (787,000)     (690,000)   (3,532,000)      755,000      4,774,000
                                                              -----------   -----------   -----------   -----------   ------------
      Net (loss) income                                       $  (792,584)  $  (535,485)  $(4,854,780)  $ 2,237,966   $ 10,145,002
                                                              ===========   ===========   ===========   ===========   ============
   Basic (loss) earnings per share                            $     (0.05)  $     (0.04)  $     (0.32)  $      0.14   $       0.65
                                                              ===========   ===========   ===========   ===========   ============
   Diluted (loss) earnings per share                          $     (0.05)  $     (0.04)  $     (0.32)  $      0.14   $       0.63
                                                              ===========   ===========   ===========   ===========   ============
   Shares used in computing basic (loss) earnings per share    15,077,118    14,994,924    15,092,328    15,870,492     15,598,723
                                                              ===========   ===========   ===========   ===========   ============
   Shares used in computing diluted (loss) earnings per
      share                                                    15,077,118    14,994,924    15,092,328    16,140,993     16,014,153
                                                              ===========   ===========   ===========   ===========   ============
BALANCE SHEET DATA:
   Cash and short-term and non-current investments            $25,697,634   $27,973,038   $23,964,017   $28,616,130   $ 26,274,009
   Net working capital                                         20,777,822    20,957,201    25,127,859    31,803,653     35,204,228
   Total assets                                                47,397,922    49,882,879    50,384,908    60,847,804     80,668,451
   Stockholders' equity                                        42,939,795    43,476,636    43,299,366    50,903,912     49,991,620

ITEM SEVEN | Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Applied Innovation's products and services help its customers to improve network quality and uptime and, at the same time, reduce network maintenance and repair costs. By leveraging its extensive knowledge of network infrastructure, its vendor-neutral methodology and its customer-centric approach, AI provides solutions which help customers better manage and control both their capital expenditures and their operating expenditures. Applied Innovation's solutions are targeted to four primary markets in the U.S. and abroad: 1) telecommunications companies using wireline networks; 2) telecommunications companies using wireless networks 3) government networks; and 4) international telecommunications service providers who address both wireline and wireless services in their respective territories. Its largest customers are the RBOCs, domestic wireless service providers and other large domestic and foreign phone companies.

The telecommunications industry continues to be characterized by a rapidly changing regulatory and technological environment. Along with regulatory and technological change, consolidation within the wireline and wireless markets continues to occur among some of the largest service providers (carriers) in the industry. Whereas network build-out, capacity growth and aggressive customer acquisitions were areas of focus in the last several years, the carriers are now turning their attention more to the issues of differentiated service offerings, quality of service and network reliability. The Company has responded to these changing industry conditions and customer needs with new product offerings and ongoing development projects that provide value to the carriers where they need it most.

The downturn in the industry experienced over the past several years appears to be stabilizing and perhaps beginning to reverse in 2005. The Company has conservatively managed its business through the downturn and considers itself well positioned to capitalize on the industry stabilization and predicted recovery. While enacting a number of cost reduction measures over that period, the Company has continued its focus on customers, continued its research and development spending in targeted areas that show promise and continued its market diversification efforts. The Company looks to the upcoming year with optimism that the wireless growth of the last two years will continue, wireline market sales will stabilize, international markets will continue to expand and government business development efforts will begin contributing to sales and earnings.

Looking ahead to 2005, the Company is monitoring emerging trends in each of its markets. The following is an analysis of these trends, the Company's positioning in each market and growth expectations for each in 2005.

Wireless | With the ongoing proliferation of media-rich wireless services, wireless service providers continue to deploy additional network capacity and coverage. The wireless carriers also continue to focus on differentiating their services based on quality, national network availability and broadband data applications. At the same time, industry consolidation, the emergence of virtual network operators and the threat of customer churn have created intense competition that will continue to limit the service providers' pricing power. These factors all result in the wireless carriers focusing on projects to improve network coverage, expand capacity, enable advanced services such as broadband data and enhance network quality and reliability. All of these trends suggest the wireless service providers will place increased value on workforce automation, quality initiatives and consolidation of disparate networks as they strive for even greater operating efficiencies. AI is well-positioned to capitalize on these trends with its AIbadger, AIbadger XT and AIbadger-RFM intelligent network management devices. The introduction of the AIbadger-RFM in 2004 provided customers an affordable on-site solution for monitoring the performance of the total network, including radio frequency, voice and data. AIbadger XT is the next generation of the successful AIbadger product and is designed specifically to address opportunities in outdoor base stations and smaller cell sites. Wireless sales grew over 140% in 2004, largely due to continued demand from one large customer. Looking into 2005, the Company plans to continue broadening its sales penetration in existing wireless accounts, add additional customers and find new applications and products to address changing marketplace needs, such as RF repeater monitoring, which brings network management capabilities to previously isolated coverage extension components of the wireless network. Double digit sales growth in wireless sales is expected in 2005.

Wireline | After several years of record spending in the late 1990's, followed by several years of declining capital expenditures, wireline carrier spending appears to have stabilized and is showing signs of returning to more normalized levels as a percentage of revenue. Market indicators suggest that capital expenditures by the largest carriers may show slight to modest growth in 2005. At the same time, the carriers continue to strive for efficiencies in their networks to minimize ongoing operating expenses. In response to the changing industry environment and trends, wireline carriers are focusing on digital subscriber line (DSL) deployment, Voice over Internet Protocol (VoIP) initiatives and significantly increased plans for broadband network deployments utilizing fiber-optics. The Company's objective is to ensure that its remote site monitoring, security and aggregation products become standard equipment for these deployments. In 2004, the Company received orders for a variety of products including AIflex and AIremote as part of a fiber to the premises (FTTP) deployment at a large wireline customer. The Company expects such order flow to continue in 2005, as well as orders for AIfirewall, in support of the aforementioned major carrier initiatives. The Company believes the new products it has developed over the past several years, such as AIremote, AIfirewall, and AIextend have the flexibility, adaptability and IP features that provide value to the carriers as they move towards next-generation networks.

Overall Company sales are heavily concentrated with a few domestic wireline carriers. Based on historical spending patterns, the carriers' first quarter spending is usually the lowest of the year, the second quarter increases sequentially, the third quarter is usually flat to down sequentially and the fourth quarter is the strongest of the year. In addition to seasonality, factors such as labor disruptions, reorganizations and mergers can temporarily interrupt order flow and negatively impact short-term sales. Looking into 2005, the Company is projecting slightly decreased wireline sales as compared to 2004 as spending on new initiatives and products has not grown fast enough to offset sales declines in the Company's more mature products.

International | The business issues faced by foreign service providers are similar to those faced by domestic service providers as they attempt to roll-out new services such as DSL and broadband wireless data applications, update legacy networks to current standards and cut both capital spending and operating expenses. The Company's products are well-suited to these challenges since AI has been solving many of these issues domestically for years through network mediation, network migration and workforce automation. In 2004, the Company nearly doubled its international sales from the prior year as it continued its strong partnerships overseas. Double digit sales growth is expected in 2005 from international business as demand from the Company's South African customer remains strong and new customers are added in new territories.

Government | The U.S. Government has significantly increased its focus on communication, security and military preparedness over the last several years, especially in the Department of Defense (DoD), Department of Homeland Security
(DHS) and other security agencies focused on homeland defense initiatives. As a result of business development efforts in 2004, the Company has narrowed its focus in this market to the area of networking and managing chemical, biological, radiological and nuclear sensors. The Company believes that this new market area provides the greatest potential growth, while at the same time maximizing the leverage of the Company's core technical capabilities. The Company expects its investment in government business development to begin to payoff in 2005 and expects government sales to contribute to sales and earnings in the coming year.

Sales Cycles, Seasonality, Sales Forecasting | Due to the complexity of the network management solutions provided, the Company's sales cycle can range from six months to over two years for new product applications. The sales process begins with the discovery of complex and unique networking problems within new or existing customers. AI proposes solutions encompassing a mix of products, software and services, and then often tests these solutions for months in customers' test labs or networks. Next, AI provides price quotes; the customer secures funding and develops deployment plans; and finally begins ordering product. The time from order to delivery is generally measurable in days or weeks. Since the sales cycle is long, but delivery time is relatively short, the Company does not operate with large order backlogs and order forecasting is somewhat limited. In addition, the Company's customer base is concentrated heavily among a limited number of large domestic service providers and orders follow the seasonal pattern described above. The Company attempts to mitigate uneven order flow from its customers by diversifying the mix of customers, markets, products, services and software.

Looking into the first quarter of 2005, the seasonal pattern described above is expected to repeat and a sequential decline in sales from the fourth quarter of 2004 to the first quarter of 2005 is likely. Overall for 2005, sales are expected to remain relatively flat as growth in wireless and international revenues are expected to largely offset the softness in wireline sales. To ensure profitability at expected 2005 sales levels, the Company took additional cost cutting measures in early 2005 by reducing staffing and making further reductions in discretionary spending.

COMPARISON OF 2004 TO 2003

TOTAL SALES AND GROSS PROFIT

Sales of $31,397,000 for the year ended December 31, 2004 decreased 8% from the prior year's sales of $33,968,000. Despite continued strength in the wireless market and growth in sales to the Company's international customers, total sales decreased primarily as a result of lower domestic wireline sales. Sales of $7,584,000 to wireless customers in 2004 more than doubled from prior year wireless sales of $3,130,000. Wireless sales represented 24% of total sales in 2004 compared to 9% in 2003. Primarily resulting from increased spending by the Company's largest international customer, international sales increased from $1,043,000 in 2003 to $2,074,000 in 2004, an increase of 99%. International sales represented 7% of total sales in 2004, increasing from 3% of total sales in 2003. However, the growth in wireless and international sales was not enough to overcome the lower wireline sales domestically. As wireline sales decreased from $29,244,000 in 2003 to $21,615,000 in 2004, total domestic sales dropped from $32,925,000 in 2003 to $29,323,000 in 2004.

Because of the Company's concentration of sales to a limited customer base, a small number of customers have historically comprised a substantial portion of the Company's sales. Sales to three customers comprised 75% of sales in 2004, with each contributing between 18% and 35% of sales. In 2003, sales to three customers comprised 74% of sales, with each contributing between 11% and 35% of sales. Because of the direct correlation and relative importance of these significant customers' capital spending patterns to the Company, deviations from historical spending levels could significantly impact the Company's future operating results.

Gross profit as a percentage of total sales was 54% for the year ended December 31, 2004 as compared to 52% in the prior year. A significant increase in service margins from 2003 to 2004 contributed to the overall increase in gross profit margins.

The following table summarizes total sales and gross profit for products and services:

                                                                       Gross
                                           Sales      Gross Profit   Profit %
                                        -----------   ------------   --------
For the Year ended December 31, 2004:
Products                                $25,876,000    $13,785,000       53%
Services                                  5,521,000      3,088,000       56%
                                        -----------    -----------
Total                                   $31,397,000    $16,873,000       54%
                                        ===========    ===========

For the Year ended December 31, 2003:
Products                                $27,076,000    $14,664,000       54%
Services                                  6,892,000      2,950,000       43%
                                        -----------    -----------
Total                                   $33,968,000    $17,614,000       52%
                                        ===========    ===========

PRODUCTS SALES AND GROSS PROFIT

In 2004, product sales of $25,876,000 decreased by $1,200,000, or 4%, from the prior year. This decrease was due primarily to the decrease in orders from the Company's domestic wireline customers. As a percentage of total sales, 2004 product sales represented 82% of total sales as compared to 80% in 2003.

Product sales include revenues from the sales of the Company's hardware products, as well as third-party hardware and software licensing revenues.

Gross profit on product sales was 53% for the year ended December 31, 2004 comparable with 54% for the prior year. The Company expects overall product gross profit margins in 2005 to be generally consistent with the prior two years.

SERVICES SALES AND GROSS PROFIT

Services sales of $5,521,000 were 18% of total 2004 sales, versus services sales of $6,892,000, or 20%, of total 2003 sales. While 2004 sales from extended maintenance agreements were generally consistent with the prior year, the decrease in services sales from 2003 was primarily attributable to decreased installation, custom services and training sales.

Services sales include revenues from network planning and design, installation, project management, engineering services, training and maintenance.

Gross profit on services sales was 56% for the year ended December 31, 2004 compared to 43% for the prior year. The increase in gross profit on service sales in 2004 as compared to 2003 was primarily due to high utilization of services personnel, reduced use of consultants and an increased mix of relatively higher margin maintenance revenues. In 2005, services gross margins are expected to be approximately 50%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses decreased to $13,178,000 in 2004 from $13,690,000 in 2003. As a percentage of total sales, this represented 42% in 2004 and 40% in 2003. The decrease in SG&A spending was primarily attributable to reductions in bonuses, consulting, relocation, materials, insurance and taxes other than income taxes. SG&A expenses in 2005 are anticipated to be lower than 2004 as a result of the Company's continued focus on cost controls, the full-year benefit in 2005 of the two restructuring plans enacted in 2004 and an additional restructuring event in early 2005.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development (R&D) expenses decreased from $5,576,000 in 2003 to $5,120,000 in 2004. As a percentage of total sales, this represented 16% in both years. The decrease in R&D expenses was primarily attributable to reduced consulting, less compliance testing and other reductions in discretionary spending. In 2005, the Company plans to continue to invest in product enhancements and new product development to support changing industry trends, customer needs and ongoing diversification efforts. At the same time, however, the Company expects to benefit from the restructuring events and continued emphasis on cost controls resulting in lower R&D expenses in 2005 than in 2004.

RESTRUCTURING CHARGES

In 2004, the Company enacted two restructuring plans resulting in aggregate restructuring charges of $606,000 related to workforce reductions of approximately 25 employees throughout all departments. As of December 31, 2004, the remaining restructuring accrual was $139,000, consisting of employee separation costs totaling $114,000 related to an October 2004 restructuring event and lease payments (net of estimated sublease receipts) totaling $25,000 related to an October 2002 restructuring event. Remaining employee separation costs and lease payments are scheduled to be paid in 2005.

Subsequent to the end of 2004, the Company further reduced its workforce and recorded restructuring charges of approximately $1,000,000 related to severance and other fringe benefits in its first quarter 2005 financial statements. Although the Company currently has no further restructuring or other cost reductions planned, it will continue to monitor industry and business conditions and will take further corrective action as necessary.

INTEREST AND OTHER INCOME, NET

Total interest and other income, net increased to $452,000 in 2004 versus $393,000 in 2003. The overall increase was primarily due to reduced interest expense and increased realized gains on the sale of investments. The decrease in interest expense was primarily due to the maturity of the Company's note payable which came due in August 2004.

INCOME TAXES

The Company's effective income tax benefit rate was 50% in 2004 compared to an effective tax benefit rate of 56% in 2003. The rates in both years exceeded the expected statutory rates primarily because of reductions made each year to certain income tax contingency reserves. Based on corresponding reductions in the related income tax exposures, the Company reduced such reserves by $379,000 in 2004 and $351,000 in 2003. Relative to the associated pre-tax loss for the year, the reductions in 2004 had less impact on the effective income tax benefit rate than the reductions in 2003.

NET LOSS AND LOSS PER SHARE

Net loss for 2004 was $793,000, or $0.05 per share, compared to the net loss of $535,000, or $0.04 per share, in 2003. The weighted-average number of shares outstanding was 15,077,000 for 2004 compared to 14,995,000 for 2003.

ASSETS

Total assets decreased $2,485,000 in 2004, from $49,883,000 at December 31, 2003 to $47,398,000 at December 31, 2004. The Company's total cash and investments decreased $2,275,000 from 2003 to 2004 as a result of operating, investing and financing activities which consumed $2,257,000 of cash during 2004. Working capital changes included an increase in accounts receivable of $1,209,000 due to high sales volume at the end of the year. Net inventory decreased $422,000 primarily as a result of the Company's efforts to reduce its working capital investment, as well as high December sales volume depleting available inventory. Other current assets decreased $684,000 due to the receipt of deposit returns and refunds for insurance. Net property, plant and equipment decreased $519,000 as total purchases of $647,000 for the year were more than offset by depreciation expense and asset disposals. The other noteworthy change in assets was the $587,000 increase in deferred income taxes primarily as a result of the Company generating net operating loss carryforwards.

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities decreased from $6,406,000 at December 31, 2003 to $4,458,000 at December 31, 2004. The total decrease of $1,948,000 was primarily attributable to decreases in deferred revenue of $1,368,000 and the note payable of $750,000. Deferred revenue is expected to fluctuate as a result of timing considerations associated with maintenance and support contracts. Revenue related to maintenance and support contracts is recognized ratably over the respective terms of the underlying contracts. In addition, deferred revenue may also be impacted by customer contracts containing terms that govern the timing of revenue recognition. At December 31, 2004 and 2003, one such contract resulted in deferred revenue of $94,000 and $965,000, respectively. The note payable, relating to a 2001 acquisition, matured and was paid in August 2004.

Total stockholders' equity decreased $537,000 in 2004, from $43,477,000 at December 31, 2003 to $42,940,000 at December 31, 2004. Partially offsetting the current year comprehensive loss of $822,000 was an increase of

$267,000 related to stock option exercises, stock issued under the employee stock purchase plan and stock issued to non-employees for services rendered.

COMPARISON OF 2003 TO 2002

TOTAL SALES AND GROSS PROFIT

Sales of $33,968,000 for the year ended December 31, 2003 decreased 21% from the prior year's sales of $42,961,000, due primarily to continued low levels of capital expenditures throughout the telecommunications industry. Despite continued strength in the wireless market and growth in sales to the Company's domestic wireless customers, total sales decreased due to lower domestic wireline sales and a significant decrease in international sales. Largely due to decreased spending by the Company's largest international customer, international sales decreased from $6,391,000 in 2002 to $1,043,000 in 2003, a decrease of 84%. Whereas international sales represented 15% of total sales in 2002, such sales represented only 3% of total sales in 2003. Domestic sales also decreased in 2003, despite an increase in wireless sales from $803,000 in 2002 to $3,143,000 in 2003. Domestic sales for the year ended December 31, 2003 were $32,925,000 compared to $36,570,000 in the prior year. The 10% decrease resulted primarily from decreased wireline sales, partially offset by the increase in wireless sales.

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

The following table summarizes total sales and gross profit for products and services:

                                                                       Gross
                                           Sales      Gross Profit   Profit %
                                        -----------   ------------   --------
For the Year ended December 31, 2003:
Products                                $27,076,000    $14,664,000      54%
Services                                  6,892,000      2,950,000      43%
                                        -----------    -----------
Total                                   $33,968,000    $17,614,000      52%
                                        ===========    ===========

For the Year ended December 31, 2002:
Products                                $36,292,000    $17,047,000      47%
Services                                  6,669,000      2,357,000      35%
                                        -----------   ------------
Total                                   $42,961,000    $19,404,000      45%
                                        ===========   ============

PRODUCTS SALES AND GROSS PROFIT

In 2003, product sales of $27,076,000 decreased by $9,216,000, or 25%, from the prior year. As a percentage of total sales, product sales dropped from 84% in 2002 to 80% in 2003. The overall decrease was due largely to the decrease in orders from the Company's largest international customer as well as ongoing low levels of capital spending industry-wide.

Product sales include revenues from the sales of the Company's hardware products, as well as third-party hardware and software licensing revenues.

Gross profit on product sales was 54% for the year ended December 31, 2003 compared to 47% for the prior year. The increase in gross profit percentage is primarily attributable to several factors: (i) slightly higher margins on core products; (ii) improved margins on wireless products; (iii) fewer sales of third-party equipment associated with NMS deployments (such equipment generally yields lower margins); and (iv) fewer inventory charges in the current year as compared to 2002. During 2003, the Company recorded inventory charges of $551,000 compared to inventory charges in excess of $2,100,000 during 2002, all of which were charged to cost of goods sold. The 2002 charges related primarily to the Company's discontinuance of its optical transmission product line based on the lack of investment in new optical network capacity by the major service providers. The charges also related to potential excess inventory and market price exposure associated with certain other materials in inventory.

SERVICES SALES AND GROSS PROFIT

Services sales of $6,892,000 were 20% of total 2003 sales, versus services sales of $6,669,000, or 16%, of total 2002 sales. The slight increase in services sales from 2002 was primarily attributable to the continued demand from wireless customers for installation services. The increase in installation services sales was partially offset by decreased NMS consulting and services sales, while sales from extended maintenance agreements were generally consistent with the prior year.

Services sales include revenues from network planning and design, installation, project management, engineering services, training and maintenance.

Gross profit on services sales was 43% for the year ended December 31, 2003 compared to 35% for the prior year. The increase in gross profit on service sales in 2003 was primarily due to an increase in the volume of installation service projects resulting in high utilization of services personnel.

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

LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities decreased from $7,086,000 at December 31, 2002 to $6,406,000 at December 31, 2003. The total decrease of $680,000 was primarily attributable to decreases in accounts payable of $765,000 and accrued restructuring of $539,000, partially offset by an increase in deferred revenue of $366,000. Fluctuations in accounts payable are expected, based on the timing of invoices and check processing, even though the Company generally pays amounts owed within standard 30 day terms. Accrued restructuring costs were paid down in 2003 as expected, with only the future lease payments for vacated office space remaining in the accrual at the end of 2003. Deferred revenue is also expected to fluctuate over time, depending on the timing of certain maintenance and support contracts. The related revenue is recognized ratably over the respective terms of the underlying contracts.

Total stockholders' equity increased $178,000 in 2003 as a result of several factors. Increasing the stockholders' equity balance was the repayment of a $383,000 note receivable for common stock, as well as $296,000 related to stock option exercises and stock issued under the employee stock purchase plan. Partially offsetting those increases was the current year comprehensive loss of $501,000.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $20,778,000 at December 31, 2004 compared to $20,957,000 at December 31, 2003. At December 31, 2004, the current ratio was 5.7:1 and the Company had no debt outstanding.

The Company had $25,698,000 of cash and cash equivalents and short- and long-term investments at December 31, 2004, a decrease of $2,275,000 from the December 31, 2003 balance of $27,973,000.

OPERATING ACTIVITIES

In 2004, operating activities used cash of $1,131,000. In addition to the $793,000 net loss, significant components of cash flows from operations included: non-cash depreciation and amortization expenses of $1,209,000; non-cash deferred income tax benefit of $569,000; increased accounts receivable of $1,209,000; and decreased deferred revenue of $1,368,000.

Working capital changes in the opposite direction which provided cash in 2004 included: decreased inventory of $422,000; decreased income taxes receivable of $629,000 as a result of the receipt of federal tax refunds from the 2003 tax year; and decreased other current assets of $684,000 resulting from the return of a deposit and the receipt of an insurance refund.

INVESTING ACTIVITIES

Investing activities in 2004 used $626,000 in cash, including $647,000 for equipment purchases to support operations partially offset by sales and maturities of investments (net of purchases).

FINANCING ACTIVITIES

Financing activities used $499,000 of cash in 2004, resulting from the $750,000 payment of a note payable resulting from a 2001 acquisition partially offset by proceeds of $251,000 from the issuance of common stock for stock option exercises, payments to non-employees and purchases under the employee stock purchase plan.

The Company believes that its existing cash, cash equivalents, investments and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the end of 2005. In addition, the Company believes it could generate additional funding through issuance of debt or equity or through the sale of land if the Company's working capital needs significantly increase due to circumstances such as sustained weakness in the telecommunications industry resulting in decreased demand for the Company's products and services and operating losses; faster than expected growth resulting in increased accounts receivable and inventory; additional investment or acquisition activity; or significant research and development efforts. However, there can be no assurance that additional financing will be available on terms favorable to the Company or at all.

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

Revenue Recognition | Revenue is generally recognized on product sales as products are delivered and ownership and risk of loss are transferred. In certain limited situations, customers may request that products are built and prepared for shipment but held temporarily by the Company on the customer's behalf. In those instances, revenue is recognized when all other terms and obligations of the sale are met, including transfer of ownership and risk of loss.

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

Sales Return Allowances | Other than issues involving warranty claims, customers generally do not have the right to return products. However, in certain limited circumstances as defined in contracts, customers are permitted to return products. The Company establishes a sales return allowance, when necessary, reflecting its estimate of such product returns. The estimate is based on a number of factors, including the contract provisions, the Company's understanding of each customer's forecasted usage of previously purchased products and the estimated likelihood that customers will return products. At December 31, 2004 and 2003, the Company has no sales return allowances recorded.

Allowance for Doubtful Accounts | The Company sells to its customers on credit, generally requiring payment within thirty days from delivery. Since the Company's customer base is generally comprised of very large, well-funded service providers, the Company's historical credit risk has been very low. However, the Company does establish allowances against accounts receivable for potentially uncollectible amounts. The Company estimates necessary allowances based on its analysis of customers' outstanding receivables at the individual invoice level, the customers' payment history and any other known factors concerning their current financial condition and ability to pay. After the Company has exhausted its collection efforts and determined that amounts are uncollectible at the individual invoice level, such amounts are charged off against the allowance. To the extent any customers unexpectedly become insolvent or unable to pay amounts due, the allowance estimates may be incorrect. Over the last several years, many telecommunications service providers, including some that have historically been customers of the Company, have experienced financial challenges. The Company did not have any significant exposure to bankruptcies among its customers. Further, the Company has not historically provided vendor financing to its customers, and currently has no plans to do so.

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

Income Taxes | The Company utilizes the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and respective tax bases. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be recognized. The Company's provision for income taxes involves estimates of taxable income for federal, state and local purposes in various taxing jurisdictions as well as estimated research and experimentation credits, estimated credits related to foreign sales and estimated tax contingency reserves for any known tax exposures, all of which could be subject to change in the event of an audit by the Internal Revenue Service.

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

Under its employee stock purchase plan, the Company has issued stock to eligible employees at 90% of fair market value on the first or last business day of the offering period, whichever is lower. The Company applies the intrinsic value-based method of accounting for stock purchases under the employee stock purchase plan. Because the Company's stock purchase plan qualifies under Section 423 of the Internal Revenue Code and is considered non-compensatory, the Company has not recorded any compensation expense in its consolidated statements of operations.

Had the Company accounted for its stock options and stock purchases under its employee stock purchase plan using the Black Scholes option-pricing model, a fair value-based method, rather than an intrinsic value-based method, the Company would have recognized additional compensation expense, net of related tax effects, of approximately $1,470,000, $1,320,000 and $1,736,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company has issued shares of stock to non-employees in exchange for goods or services. The Company accounts for such transactions based on the fair value of the stock issued or the goods or services received, whichever is more reliably measurable. During 2004, the Company recorded expenses of $16,000 as a result of issuing stock to members of its government Executive Advisory Board in exchange for services rendered.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company is obligated over the next two years for office space under various operating leases. Future minimum lease payments, net of estimated sublease payments under these leases, are $81,000 in 2005 and $29,000 in 2006.

Purchase obligations represent an estimate of open purchase orders in the ordinary course of business for which the Company had not received the goods or services as of December 31, 2004.

The following summarizes the Company's contractual obligations at December 31, 2004:

                                                   Payments due by period
                       -----------------------------------------------------------------------------
                         Total    Less than 1 year   1 to 3 years   3 to 5 years   More than 5 years
                       --------   ----------------   ------------   ------------   -----------------
Operating leases       $110,000       $ 81,000          $29,000          $    --          $    --
Purchase obligations    586,000        586,000               --               --               --
                       --------       --------          -------          -------          -------
Total                  $696,000       $667,000          $29,000          $    --          $    --
                       ========       ========          =======          =======          =======

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 151, "Inventory Costs," an amendment to Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing." This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be recognized as current period charges. The provisions of this statement become effective for fiscal years beginning after June 15, 2005. The Statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement No. 123R, "Share Based Payment," a revision of Statement No. 123, "Accounting for Stock Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123R requires the Company to expense grants made under the stock option and employee stock purchase plans. Statement 123R is effective for the first interim or annual period beginning after June 15, 2005. Upon adoption of Statement 123R, amounts previously disclosed under Statement No. 123 will be recorded in the consolidated statement of operations. Consistent with the provisions of the new standard, the Company intends to adopt Statement 123R in the third quarter of 2005. The Company currently measures compensation costs related to its share-based awards under APB 25, as allowed by Statement 123. Information about the fair value of stock options under the Black Scholes model and its pro forma impact on the Company's net loss and loss per share can be found in Note 1 to the financial statements.

ITEM SEVEN A | Quantitative and Qualitative Disclosures About Market Risk

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

ITEM EIGHT | Financial Statements and Supplementary Data

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Applied Innovation Inc.:

We have audited the accompanying consolidated balance sheets of Applied Innovation Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Innovation Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ KPMG LLP
Columbus, Ohio
March 7, 2005

                             APPLIED INNOVATION INC.
                           Consolidated Balance Sheets

                                                                                   December 31,
                                                                            -------------------------
                                                                                2004          2003
                                                                            -----------   -----------
Assets
Current assets:
   Cash and cash equivalents                                                $ 9,773,586   $12,030,638
   Short term investments                                                     6,921,644     5,582,325
   Accounts receivable, net of allowance of $115,000 in 2004
      and $140,000 in 2003                                                    4,657,914     3,449,052
   Inventory, net                                                             2,392,379     2,814,442
   Income taxes receivable                                                           --       268,287
   Other current assets                                                         571,426     1,255,700
   Deferred income taxes                                                        919,000     1,963,000
                                                                            -----------   -----------
         Total current assets                                                25,235,949    27,363,444

Property, plant and equipment, net                                            6,540,850     7,060,034
Investments                                                                   9,002,404    10,360,075
Intangible assets, net of accumulated amortization
   of $765,000 in 2004 and $633,750 in 2003                                          --       131,250
Goodwill                                                                      3,525,801     3,525,801
Deferred income taxes                                                         1,758,000       127,000
Other assets                                                                  1,334,918     1,315,275
                                                                            -----------   -----------
                                                                            $47,397,922   $49,882,879
                                                                            ===========   ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                         $   853,440   $   790,037
   Accrued expenses:
      Warranty                                                                  425,000       479,062
      Payroll and related expenses                                              810,608       787,819
      Restructuring                                                             139,020        43,825
      Income taxes payable                                                      360,917            --
      Taxes, other than income taxes                                            398,974       563,252
      Other accrued expenses                                                    568,917       723,249
Deferred revenue                                                                901,251     2,268,999
Note payable                                                                         --       750,000
                                                                            -----------   -----------
         Total current liabilities                                            4,458,127     6,406,243

Stockholders' equity:
   Preferred stock; $.01 par value; authorized 5,000,000 shares;
      none issued and outstanding                                                    --            --
   Common stock; $.01 par value; authorized 55,000,000 shares; issued and
      outstanding 15,107,367 shares in 2004 and 15,033,409 shares in 2003       151,074       150,334
   Additional paid-in capital                                                 6,424,655     6,140,540
   Retained earnings                                                         36,352,868    37,145,452
   Accumulated other comprehensive gain, net                                     11,198        40,310
                                                                            -----------   -----------
         Total stockholders' equity                                          42,939,795    43,476,636
                                                                            -----------   -----------
                                                                            $47,397,922   $49,882,879
                                                                            ===========   ===========

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                      Consolidated Statements of Operations

                                                  Years ended December 31,
                                          ---------------------------------------
                                              2004          2003          2002
                                          -----------   -----------   -----------
Sales:
   Products                               $25,876,037   $27,076,251   $36,291,838
   Services                                 5,520,900     6,891,835     6,669,173
                                          -----------   -----------   -----------
      Total sales                          31,396,937    33,968,086    42,961,011

Cost of sales:
   Cost of sales - products                12,091,272    12,411,771    19,244,949
   Cost of sales - services                 2,433,125     3,941,866     4,311,722
                                          -----------   -----------   -----------
      Total cost of sales                  14,524,397    16,353,637    23,556,671
                                          -----------   -----------   -----------

      Gross profit                         16,872,540    17,614,449    19,404,340

Operating expenses:
   Selling, general and administrative     13,178,399    13,689,576    18,413,456
   Research and development                 5,119,677     5,575,652     7,084,646
   Restructuring charges                      605,804       (32,237)    2,890,155
                                          -----------   -----------   -----------
      Total operating expenses             18,903,880    19,232,991    28,388,257
                                          -----------   -----------   -----------

      Loss from operations                 (2,031,340)   (1,618,542)   (8,983,917)

Interest and other income, net                451,756       393,057       597,137
                                          -----------   -----------   -----------

      Loss before income taxes             (1,579,584)   (1,225,485)   (8,386,780)
Income tax benefit                           (787,000)     (690,000)   (3,532,000)
                                          -----------   -----------   -----------
      Net loss                            $  (792,584)  $  (535,485)  $(4,854,780)
                                          ===========   ===========   ===========
Loss per share:
      Basic and diluted loss per share    $     (0.05)  $     (0.04)  $     (0.32)
                                          ===========   ===========   ===========
Weighted-average shares outstanding
   for basic and diluted loss per share    15,077,118    14,994,924    15,092,328
                                          ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                            APPLIED INNOVATION INC.
                 Consolidated Statements of Stockholders' Equity

                                    Common stock
                               ---------------------
                                  Number               Additional                                    Accumulated
                                of shares               paid-in     Note receivable    Retained     other compre-
                               outstanding   Amount     capital    for common stock    earnings   hensive gain, net     Totals
                               -----------  --------  -----------  ----------------  -----------  -----------------  -----------
Balance - December 31, 2001    15,512,899   $155,129  $ 8,659,450     $(494,871)     $42,535,717      $ 48,487       $50,903,912
                               ==========   ========  ===========     =========      ===========      ========       ===========

Comprehensive loss:
   Net loss                            --         --           --            --       (4,854,780)           --        (4,854,780)
   Unrealized loss on
      investments, net                 --         --           --            --               --       (42,522)          (42,522)
                                                                                                                     -----------
Total comprehensive loss                                                                                              (4,897,302)
Stock options exercised             4,000         40       15,179            --               --            --            15,219
Common stock repurchased         (566,150)    (5,662)  (2,829,229)           --               --            --        (2,834,891)
Repayment of note receivable
   for common stock                    --         --           --       112,088               --            --           112,088
Tax benefit associated with
   exercise of stock options           --         --          340            --               --            --               340
                               ----------   --------  -----------     ---------      -----------      --------       -----------
Balance - December 31, 2002    14,950,749   $149,507  $ 5,845,740     $(382,783)     $37,680,937      $  5,965       $43,299,366
                               ==========   ========  ===========     =========      ===========      ========       ===========

Comprehensive loss:
   Net loss                            --         --           --            --         (535,485)           --          (535,485)
   Unrealized gain on
      investments, net                 --         --           --            --               --        34,345            34,345
                                                                                                                     -----------
Total comprehensive loss                                                                                                (501,140)
Stock options exercised            37,900        379      151,459            --               --            --           151,838
Stock issued for employee
   stock purchase plan             44,760        448      120,324            --               --            --           120,772
Repayment of note receivable
   for common stock                    --         --           --       382,783               --            --           382,783
Tax benefit associated with
   exercise of stock options           --         --       23,017            --               --            --            23,017
                               ----------   --------  -----------     ---------      -----------      --------       -----------
Balance - December 31, 2003    15,033,409   $150,334  $ 6,140,540     $      --      $37,145,452      $ 40,310       $43,476,636
                               ==========   ========  ===========     =========      ===========      ========       ===========

Comprehensive loss:
   Net loss                            --         --           --            --         (792,584)           --          (792,584)
   Unrealized loss on
      investments, net                 --         --           --            --               --       (29,112)          (29,112)
                                                                                                                     -----------
Total comprehensive loss                                                                                                (821,696)
Stock options exercised            40,600        406      155,330            --               --            --           155,736
Stock issued for employee
   stock purchase plan             28,714        287       94,702            --               --            --            94,989
Stock issued to non-employees       4,644         47       15,953                                                         16,000
Tax benefit associated with
   exercise of stock options           --         --       18,130            --               --            --            18,130
                               ----------   --------  -----------     ---------      -----------      --------       -----------
Balance - December 31, 2004    15,107,367   $151,074  $ 6,424,655     $      --      $36,352,868      $ 11,198       $42,939,795
                               ==========   ========  ===========     =========      ===========      ========       ===========

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                      Consolidated Statements of Cash Flows

                                                                        Years Ended December 31,
                                                               -----------------------------------------
                                                                   2004          2003           2002
                                                               -----------   ------------   ------------
Cash flows from operating activities:
   Net loss                                                    $  (792,584)  $   (535,485)  $ (4,854,780)
   Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
      Depreciation                                               1,078,128      1,196,697      1,715,261
      Amortization of intangible assets                            131,250        210,000        210,000
      Loss (gain) on disposal of assets                             38,661           (797)       241,914
      Deferred income tax expense (benefit)                       (569,000)       164,000        462,000
      Tax benefit of options exercised                              18,130         23,017            340
      Stock issued to non-employees                                 16,000             --             --
      Effects of change in operating assets and liabilities:
         Accounts receivable                                    (1,208,862)     1,591,353      2,656,598
         Inventory                                                 422,063        595,400      3,912,474
         Income taxes                                              629,204      2,811,247     (2,176,265)
         Other current assets                                      684,274       (386,882)      (238,225)
         Other assets                                              (19,643)    (1,180,248)        34,660
         Accounts payable                                           63,403       (764,835)      (204,814)
         Accrued expenses                                         (254,688)      (329,707)    (1,119,820)
         Deferred revenue                                       (1,367,748)       366,443     (1,587,516)
                                                               -----------   ------------   ------------
      Net cash (used in) provided by operating activities       (1,131,412)     3,760,203       (948,173)

Cash flows from investing activities:
   Purchases of property, plant and equipment                     (646,764)      (479,712)      (961,400)
   Proceeds from sales of property, plant and equipment             26,180         16,792         34,566
   Purchases of investments                                     (7,809,025)   (16,778,379)   (13,870,211)
   Proceeds from maturities of investments                       6,971,705     15,669,233     10,983,967
   Proceeds from sales of investments                              831,539        200,816        756,533
                                                               -----------   ------------   ------------
      Net cash used in investing activities                       (626,365)    (1,371,250)    (3,056,545)

Cash flows from financing activities:
   Payment of note payable related to acquisition                 (750,000)            --             --
   Common stock repurchased                                             --             --     (2,834,891)
   Proceeds from payment on note receivable                             --        382,783        112,088
   Proceeds from issuance of common stock                          250,725        272,610         15,219
                                                               -----------   ------------   ------------
      Net cash (used in) provided by financing activities         (499,275)       655,393     (2,707,584)
                                                               -----------   ------------   ------------

(Decrease) increase in cash and cash equivalents                (2,257,052)     3,044,346     (6,712,302)
Cash and cash equivalents - beginning of year                   12,030,638      8,986,292     15,698,594
                                                               -----------   ------------   ------------

Cash and cash equivalents - end of year                        $ 9,773,586   $ 12,030,638   $  8,986,292
                                                               ===========   ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Income taxes received (paid), net                           $   865,335   $  1,818,737   $ (3,364,427)
                                                               ===========   ============   ============
   Interest paid                                               $   197,163   $      1,228   $     11,553
                                                               ===========   ============   ============

See accompanying notes to consolidated financial statements.

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

          The Company's solutions are targeted to four primary markets in the U.S. and abroad: 1) telecommunications companies using wireline networks; 2) telecommunications companies using wireless networks 3) government networks; and 4) international telecommunications service providers who address both wireline and wireless services in their respective territories. Synergies within the markets allow the Company to leverage its knowledge and experience and deliver a common value proposition based on key competitive differentiators - namely, its extensive knowledge of network infrastructure, its commitment to vendor neutrality, and its focus on customers. At the same time, the Company delivers targeted value to each market by understanding and meeting their unique demands.

          The Company was founded in Columbus, Ohio in 1983 and has two wholly owned subsidiaries.

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Applied Innovation Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          CASH EQUIVALENTS

          Cash equivalents represent short-term investments with original maturities of three months or less. At December 31, 2004 and 2003, cash equivalents of $7,505,132 and $10,410,049, respectively, were invested in money market funds, corporate notes, commercial paper and taxable and tax-exempt bonds.

          INVESTMENTS

          The Company invests in various marketable equity securities and debt obligations, primarily U.S. government agency obligations and high quality commercial paper, with maturities generally less than three years. The Company classifies its securities as "available-for-sale" and, accordingly, reports such securities at fair value. The fair value of debt and marketable equity securities is determined from public quotations for such securities as of the reporting date. Any temporary excess (deficiency) of fair value over (under) the underlying cost of the investment, net of taxes, is excluded from current period earnings (loss) and is reported as unrealized gains (losses) as a separate component of stockholders' equity.

          For any marketable security considered impaired because the investment's fair value is less than its cost, the Company assesses whether such impairment is other-than-temporary. In making the assessment, the Company considers various factors, including: the severity of the impairment; the duration of the impairment; the financial condition and near-term prospects of the issuer which may impact the potential recovery of the fair value of the investment; and the Company's ability and intent to hold the investment for a reasonable period of time sufficient for the potential recovery of the fair value. If the assessment indicates that a decline in value is other-than- temporary, the impairment would be included in net income
          (loss) on the consolidated statements of operations. No such impairment charges have been recorded in 2004, 2003 or 2002.

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

          REVENUE RECOGNITION

          PRODUCT SALES The Company recognizes revenue from product sales when products are delivered and ownership and risk of loss are transferred. Alternatively, in certain limited circumstances, a customer's order may direct the Company to build products and prepare them for shipment, but hold such products temporarily on the customer's behalf. In such situations, revenue is recognized when all other terms and obligations of the sale are met, including transfer of ownership and risk of loss.

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

               - Revenue from installation, training and consulting services is generally recognized as the services are delivered or upon project completion.

               - Revenue from maintenance and support agreements is recognized straight-line over the term of the related agreement.

          SERVICE SALES Installation service projects are generally short-term in nature and are billed by the Company and accepted by the customer on a project-by-project basis. The Company generally recognizes installation service revenue at the completion of the project. Revenues from maintenance agreements are billed periodically, deferred and recognized straight-line over the terms of the agreements.

          INVENTORY

          Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis.

          PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

                      Lives (in years)
                      ----------------
          Building           40
          Equipment          3-5
          Furniture           7

          INTANGIBLE ASSETS AND GOODWILL

          Purchased intangible assets resulting from business acquisitions, primarily intellectual property and non-compete agreements, are carried at cost less accumulated amortization. Amortization is recorded using the straight-line method over the estimated economic lives of the respective assets, generally up to three years. Amortization expense for the years ended December 31, 2004, 2003 and 2002 was $131,250, $210,000 and $210,000, respectively. At December
          31, 2004, the assets were fully amortized.

          Goodwill, representing the excess of purchase price over the fair value of the net assets acquired, is not amortized but instead is tested for impairment at least annually. During 2004 and 2003, the Company completed its annual impairment tests using established valuation techniques and determined that no impairment charges were necessary.

          OTHER ASSETS

          Other assets includes corporate-owned life insurance policies, which are recorded at their corresponding cash surrender values. At December 31, 2004 and 2003, other assets included $1,293,677 and $1,241,361, respectively, of cash surrender value associated with these policies.

          WARRANTY

          The Company warrants its products for a minimum of one year after sale. Accordingly, the Company accrues the estimated costs of such warranties at the time of sale, based on historical experience and known warranty issues with existing products. Actual warranty costs are accumulated and charged against the warranty accrual.

          INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded when, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

          STOCK-BASED COMPENSATION PLANS

          The Company accounts for employee and director stock option grants under its stock option plans and for stock purchases under its employee stock purchase plan in accordance with the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under APB Opinion No. 25, no compensation cost has been recognized in the consolidated financial statements for stock option grants or for shares purchased under the employee stock purchase plan.

          The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation using the Black Scholes model:

                                                         Years ended December 31,
                                                 ---------------------------------------
                                                     2004          2003          2002
                                                 -----------   -----------   -----------
     Net loss, as reported                       $  (792,584)  $  (535,485)  $(4,854,780)
     Deduct: Total stock-based employee
        compensation expense determined
        under fair value-based method for
        all awards, net of related tax effects    (1,470,146)   (1,319,659)   (1,736,080)
                                                 -----------   -----------   -----------

     Pro forma net loss                          $(2,262,730)  $(1,855,144)  $(6,590,860)
                                                 ===========   ===========   ===========

     Loss per share:
        Basic and diluted - as reported          $     (0.05)  $     (0.04)  $     (0.32)
        Basic and diluted - pro forma                  (0.15)        (0.12)        (0.44)

          The Company accounts for equity instruments granted to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." In instances where equity instruments are issued in exchange for goods or services, the Company accounts for the transaction based on the fair value of the equity instruments issued or the goods or services received, whichever is more reliably measured.

          RESEARCH AND DEVELOPMENT

          Research and development costs are expensed when incurred.

          GENERAL CREDIT RISK

          The Company grants credit on open account to its customers, substantially all of whom are in the telecommunications industry. The Company performs credit evaluations of its customers' financial condition and extends credit based on the result of the evaluations. To date, the Company has not provided extended payment terms under any type of vendor financing agreements.

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

          Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The Company had no such assets at December 31, 2004 or 2003.

          RECLASSIFICATIONS

          Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

(2)  INVENTORY

     Major classes of inventory at December 31, 2004 and 2003 are summarized below:

                                   2004         2003
                                ----------   ----------
     Raw materials              $2,098,741   $1,516,034
     Work-in-process                 1,461      134,874
     Finished goods                455,177    1,597,534
                                ----------   ----------
                                 2,555,379    3,248,442
     Reserve for obsolescence     (163,000)    (434,000)
                                ----------   ----------
                                $2,392,379   $2,814,442
                                ==========   ==========

     During 2004 and 2003, the Company recorded inventory charges of $146,000 and $551,000, respectively, to cost of goods sold, primarily related to certain potential excess and obsolete inventory.

(3)  INVESTMENTS AND FINANCIAL INSTRUMENTS

     The fair values of all financial instruments, excluding investments, approximate carrying values because of the short maturities of those instruments.

     The following summarizes the Company's investments:

                                                           Gross        Gross
                                           Amortized    unrealized   unrealized       Fair
              December 31, 2004               cost         gains       losses        value
              -----------------           -----------   ----------   ----------   -----------
     Certificates of deposit              $ 1,023,168    $     80    $  (8,387)   $ 1,014,861
     Corporate obligations                  4,513,044          --      (36,628)     4,476,416
     Marketable equity securities             802,339     151,402      (16,067)       937,674
     Mutual funds                              93,594       1,180       (7,888)        86,886
     U.S. government agency obligations     9,473,705       1,061      (66,555)     9,408,211
                                          -----------    --------    ---------    -----------
     Total                                $15,905,850    $153,723    $(135,525)   $15,924,048
                                          ===========    ========    =========    ===========

     Reported as:
     Short-term investments                                                       $ 6,921,644
     Investments                                                                    9,002,404
                                                                                  -----------
     Total                                                                        $15,924,048
                                                                                  ===========

                                                           Gross        Gross
                                           Amortized    unrealized   unrealized       Fair
              December 31, 2003               cost         gains       losses        value
              -----------------           -----------   ----------   ----------   -----------
     Certificates of deposit              $   769,198     $ 1,209     $ (3,646)   $   766,761
     Corporate obligations                  6,844,627      17,896      (10,169)     6,852,354
     Marketable equity securities             489,059      71,967       (1,285)       559,741
     Mutual funds                              92,910       2,160         (787)        94,283
     U.S. government agency obligations     7,681,298       6,120      (18,157)     7,669,261
                                          -----------     -------     --------    -----------
     Total                                $15,877,092     $99,352     $(34,044)   $15,942,400
                                          ===========     =======     ========    ===========

     Reported as:
     Short-term investments                                                       $ 5,582,325
     Investments                                                                   10,360,075
                                                                                  -----------
     Total                                                                        $15,942,400
                                                                                  ===========

     Proceeds from the sales of investment securities available for sale were $831,539, $200,816 and $756,533 in 2004, 2003 and 2002, respectively. Gross realized gains included in income in 2004, 2003 and 2002 were $40,521, $5,523 and $22,306, respectively, and gross realized losses included in income in 2004, 2003 and 2002 were $17,543, $4,545 and $117,507, respectively. Realized gains and losses are determined by specific identification.

     Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 were as follows:

                                             Less than 12 months         12 months or more               Total
                                          ------------------------   -----------------------   ------------------------
                                                        Unrealized                Unrealized                 Unrealized
                                          Fair value      losses     Fair value     losses      Fair value     losses
                                          -----------   ----------   ----------   ----------   -----------   ----------
     Certificates of deposit              $   696,183     $ 6,105    $  268,841     $ 2,282    $   965,024    $  8,387
     Corporate obligations                  3,413,935      12,312       402,479      24,316      3,816,414      36,628
     Marketable equity securities              87,468      10,901         9,320       5,166         96,788      16,067
     Mutual funds                              42,729       7,266        26,696         622         69,425       7,888
     U.S. government agency obligations     6,595,472      49,891     2,264,298      16,664      8,859,770      66,555
                                          -----------     -------    ----------     -------    -----------    --------
     Total                                $10,835,787     $86,475    $2,971,634     $49,050    $13,807,421    $135,525
                                          ===========     =======    ==========     =======    ===========    ========

     The unrealized losses on investments were primarily related to U.S. government agency obligations, corporate obligations and marketable equity securities. These losses were primarily caused by interest rate increases and market volatility. Based on the Company's assessment of the unrealized losses, these investments are not considered other-than-temporarily impaired and no impairment charges have been recorded in the consolidated statements of operations in 2004, 2003 or 2002.

     Interest income, primarily from investments, was $461,325, $467,738 and $665,343 in 2004, 2003 and 2002, respectively.

     The Company's December 31, 2004 debt securities at fair market value mature as follows: $6,921,644 in less than one year, $7,404,730 after one year but less than five years and $660,000 in five or more years.

(4)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2004 and 2003 are summarized below:

                                    2004           2003
                                -----------   ------------
     Land                       $ 1,639,303   $  1,639,303
     Building                     5,086,561      5,109,087
     Equipment                    7,637,210      8,381,748
     Furniture                    2,022,578      2,030,209
                                -----------   ------------
                                 16,385,652     17,160,347
     Accumulated depreciation    (9,844,802)   (10,100,313)
                                -----------   ------------
                                $ 6,540,850   $  7,060,034
                                ===========   ============

(5)  WARRANTY

     During the year ended December 31, 2003, the Company initiated a product recall after a manufacturing defect was identified in a power supply component that was purchased from a third party manufacturer, integrated into the Company's products and shipped to customers in 1997 and 1998. The Company estimated the number of units that it expected customers to return in the recall and recorded the associated costs of $450,000 in the first quarter of 2003 to recall and replace those units. During 2003, the Company recorded an adjustment of $179,000 to decrease the reserve balance based on revisions to the estimated number of units to be returned and the associated costs. In addition, costs associated with the product recall totaling $210,000 were recorded against the reserve in 2003. At December 31, 2003, the remaining reserve balance associated with the product recall was $61,000.

     During the year ended December 31, 2004, costs associated with the product recall totaling $29,000 were recorded against the reserve and further adjustments of $32,000 were recorded, decreasing the reserve balance to $0 at December 31, 2004.

     The Company's warranty activity is summarized below:

                               Years ended December 31,
                               ------------------------
                                    2004        2003
                                 ---------   ---------
     Beginning balance           $ 479,062   $ 542,651
     Warranty provision            543,738     793,923
     Warranty costs incurred      (597,800)   (857,512)
                                 ---------   ---------
     Ending balance              $ 425,000   $ 479,062
                                 =========   =========

(6)  MAJOR CUSTOMERS AND GEOGRAPHIC DATA

     Revenues from major customers represented 75%, 74% and 75% of net sales for 2004, 2003 and 2002, respectively. The number of major customers previously referred to was three in each of the years, with trade accounts receivable balances of $3,827,469 and $1,925,468 at December 31, 2004 and 2003,
     respectively.

     The Company's sales by geographic area were as follows:

                             Years ended December 31,
                     ---------------------------------------
                         2004          2003          2002
                     -----------   -----------   -----------
     United States   $29,322,593   $32,924,985   $36,569,783
     International     2,074,344     1,043,101     6,391,228
                     -----------   -----------   -----------
                     $31,396,937   $33,968,086   $42,961,011
                     ===========   ===========   ===========

(7)  LOSS PER SHARE

     The calculations of loss per share for the years ended December 31, 2004, 2003 and 2002, are based upon the weighted-average shares outstanding during the periods and, when applicable, those stock options that are dilutive, using the treasury stock method. The calculation of basic and diluted loss per share follows:

                                                                       Years ended December 31,
                                                               ---------------------------------------
                                                                   2004          2003          2002
                                                               -----------   -----------   -----------
     Net loss available to common stockholders                 $  (792,584)  $  (535,485)  $(4,854,780)
                                                               ===========   ===========   ===========
     Weighted average shares outstanding - basic and diluted    15,077,118    14,994,924    15,092,328
                                                               ===========   ===========   ===========
     Basic and diluted loss per share                          $     (0.05)  $     (0.04)  $     (0.32)
                                                               ===========   ===========   ===========

     Due to the Company's net loss for the years ended December 31, 2004, 2003 and 2002, no common equivalent shares were included in the calculation of diluted loss per share for those years because their effect would have been anti-dilutive. The Company's weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the years ended December 31, 2004, 2003 and 2002 were 466,728, 557,192 and 159,098, respectively.

     Stock options which are anti-dilutive under the treasury stock method because they are out-of-the-money have been excluded from the above earnings per share calculations. The Company's stock options outstanding at December 31, 2004, 2003 and 2002 which were excluded from the earnings per share calculations because they were out-of-the-money were 1,415,420, 1,263,720 and 1,670,100, respectively.

(8)  STOCK OPTION PLANS

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

     At December 31, 2004, there were 624,750 additional shares available for grant under the 2001 Plan and 1,203,940 additional shares available for grant under the 1996 Plan. The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $4.07, $2.35 and $3.65, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions used for grants in the years ended December 31, 2004, 2003 and 2002, respectively:

     dividend yield of 0% for all years; expected volatility of 87%, 90% and 90%; risk-free interest rate of 3.1%, 3.0% and 4.3%; and expected life of 5.4, 5.6 and 5.6 years.

A summary of stock option activity follows:

                                     Number of   Weighted-average
                                      shares      exercise price
                                    ----------   ----------------
     Balance at December 31, 2001    2,366,830        $10.55
        Granted                        619,500          5.13
        Exercised                       (4,000)         3.80
        Canceled/expired            (1,161,030)        12.17
                                    ----------
     Balance at December 31, 2002    1,821,300        $ 7.62
        Granted                        457,500          3.31
        Exercised                      (37,900)         4.01
        Canceled/expired              (442,630)         7.41
                                    ----------
     Balance at December 31, 2003    1,798,270        $ 6.65
        Granted                        462,000          5.92
        Exercised                      (40,600)         3.84
        Canceled/expired              (355,300)         6.63
                                    ----------
     Balance at December 31, 2004    1,864,370        $ 6.53
                                    ==========

The following table summarizes information about options outstanding at December 31, 2004:

                               Options outstanding
                       -----------------------------------    Options exercisable
                                    Weighted-                ---------------------
                                     average     Weighted-               Weighted-
                                    remaining     average                 average
         Range of      Number of   contractual    exercise   Number of    exercise
     exercise prices     shares        life        price       shares      price
     ---------------   ---------   -----------   ---------   ---------   ---------
      $  2.85 - 3.03     355,550       8.22        $ 3.03     110,350      $ 3.03
      $  3.06 - 4.63     201,900       5.06          3.95     126,300        4.02
      $  4.81 - 5.89     389,270       7.11          5.20     174,820        5.18
      $  6.03 - 7.99     384,450       8.33          6.80      55,050        7.23
      $  8.11 - 9.88     198,350       5.31          8.35     163,800        8.34
      $10.13 - 11.70     262,300       6.10         11.51     188,600       11.53
      $12.13 - 17.38      72,550       5.65         13.72      55,750       13.71
                       ---------                              -------
                       1,864,370       6.96          6.53     874,670        7.38
                       =========                              =======

(9)  EMPLOYEE STOCK PURCHASE PLAN

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

     During the year ended December 31, 2004, 28,714 shares of common stock at an average price of $3.31 were issued pursuant to the ESPP. During the year ended December 31, 2003, 44,760 shares of common stock at an average price of $2.70 were issued pursuant to the ESPP. Additionally, on January 5, 2005 the Company issued 16,856 shares of common stock at a price of $3.12 per share based on employee payroll deductions for the six-month offering period ending December 31, 2004.

(10) DEFINED CONTRIBUTION PLAN

     The Company sponsors a defined contribution 401(k) and profit sharing plan that covers all eligible employees. The Company is authorized to make discretionary 401(k) matching contributions on behalf of each participant. Since October 1, 1999, the Company matched 50% of each participant's contribution, up to 6% of that participant's contribution. The Company may also make profit sharing contributions at the discretion of the Board of Directors. No such contributions were made in 2004, 2003 or 2002. For 2004, 2003 and 2002, the total expense related to the plan was $214,359, $195,294 and $260,531, respectively.

(11) INCOME TAXES

Income tax expense (benefit) consists of:

                                                 Current      Deferred      Total
                                               -----------   ---------   -----------
     Year ended December 31, 2004:
        Federal                                $  (310,000)  $(575,000)  $  (885,000)
        State and local                             74,000      24,000        98,000
                                               -----------   ---------   -----------
                                               $  (236,000)  $(551,000)  $  (787,000)
                                               ===========   =========   ===========
     Year ended December 31, 2003:
        Federal                                $  (930,000)  $ 171,000   $  (759,000)
        State and local                             76,000      (7,000)       69,000
                                               -----------   ---------   -----------
                                               $  (854,000)  $ 164,000   $  (690,000)
                                               ===========   =========   ===========
     Year ended December 31, 2002:
        Federal                                $(3,917,000)  $ 559,000   $(3,358,000)
        State and local                            (77,000)    (97,000)     (174,000)
                                               -----------   ---------   -----------
                                               $(3,994,000)  $ 462,000   $(3,532,000)
                                               ===========   =========   ===========

     A reconciliation of income tax benefit at the expected federal statutory rate (34%) to income tax benefit at the Company's effective rates is as follows:

                                                   2004        2003         2002
                                                ---------   ---------   -----------
     Computed tax at the expected federal
        statutory rate                          $(537,000)  $(417,000)  $(2,852,000)
     State and local income taxes, net of
        federal income tax effect                 (39,000)    (40,000)     (457,000)
     Change in the valuation allowance            112,000      83,000       309,000
     Meals and entertainment expenses              40,000      42,000        62,000
     Research and experimentation credit           37,000     (24,000)     (467,000)
     Tax contingency reserve adjustment          (379,000)   (351,000)           --
     Dividends from foreign sales corporation          --          --      (101,000)
     Tax-exempt interest income                   (20,000)    (20,000)      (22,000)
     Other                                         (1,000)     37,000        (4,000)
                                                ---------   ---------   -----------
                                                $(787,000)  $(690,000)  $(3,532,000)
                                                =========   =========   ===========

     The Company has reserves for federal or state taxes that may become payable in future years as a result of potentially under-reported income. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company's potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits or a change in exposures based on current calculations.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

                                                        2004         2003
                                                     ----------   ----------
     Deferred tax assets:
        Accounts receivable allowance                $   44,000   $   54,000
        Inventory, principally due to obsolescence
           reserve and additional costs
           inventoried for tax purposes                 140,000      350,000
        Warranty reserve                                164,000      184,000
        Restructuring costs                              21,000       17,000
        Other accrued expenses                          121,000      129,000
        Deferred revenue                                347,000      874,000
        Federal tax net operating loss
           carryforwards                              1,362,000           --
        State tax net operating loss carryforwards      780,000      593,000
        Research and experimentation credit
           carryforwards                                263,000      299,000
        Other                                            88,000       81,000
                                                     ----------   ----------
                                                      3,330,000    2,581,000

     Valuation allowance                               (504,000)    (392,000)
                                                     ----------   ----------
     Net deferred tax assets                         $2,826,000   $2,189,000
                                                     ==========   ==========

     Deferred tax liabilities:
        Unrealized gain on investments               $    7,000   $   25,000
        Depreciation and amortization                   115,000       68,000
        Deferred interest                                27,000        6,000
                                                     ----------   ----------
                                                     $  149,000   $   99,000
                                                     ==========   ==========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon projections for future taxable income from operations over the periods in which the deferred tax assets are deductible and based on certain tax planning strategies, management believes that it is more likely than not the Company will realize the benefits of the federal deductible differences and, therefore, no federal valuation allowance has been provided. At December 31, 2004 and 2003, the Company had a valuation allowance totaling $504,000 and $392,000, respectively, related to certain state net operating loss carryforwards that expire from 2007 through 2024. Federal net operating loss carryforwards expire in 2023 and 2024, while research and experimentation credit carryforwards expire in 2022, 2023 and 2024.

(12) LEASE COMMITMENTS

     The Company is obligated for office space in Colorado, Texas and California under various operating leases, which expire over the next two years. The Company's office space in California is sublet through the term of the lease.

     Future minimum lease payments and estimated sublease receipts under the operating leases as of December 31, 2004 are:

                                      Lease    Sublease
                                    payments   receipts
                                    --------   --------
     Years ending December 31,
        2005                        $101,662   $(20,984)
        2006                          29,154         --
                                    --------   --------
     Total minimum lease payments   $130,816   $(20,984)
                                    ========   ========

     Total rent expense, net of related sublease rental income, in 2004, 2003 and 2002 was $160,233, $91,463 and $276,850, respectively. In 2004, the
     Company vacated its office space in Texas and accrued rent expense charges of $68,100 for the lease payments due over the remaining term of the lease. In 2002, the Company's restructuring charges included $184,977 for future lease payments, net of estimated sublease rental income, for office leases in Georgia, Illinois and California.

(13) EQUITY

     During 2004, the Company issued 4,644 shares of stock to members of its government Executive Advisory Board for services rendered throughout the year, resulting in consulting expense of $16,000.

     On April 22, 2004, the Company's Board of Directors authorized a twelve-month stock repurchase program under which the Company was authorized to purchase up to 1,000,000 shares of common stock through April 21, 2005. As of December 31, 2004, the Company had not purchased any shares of stock under the program.

     On September 14, 2001, the Company's Board of Directors authorized a twelve-month stock repurchase program under which the Company was authorized to purchase up to 1,500,000 shares of common stock. During the twelve months of the repurchase program, the Company paid $5,863,018 to repurchase 1,011,450 shares.

     As part of an employment agreement dated July 13, 2000 with its previous President and Chief Executive Officer, the Company sold 100,000 unregistered shares of its common stock at $12 per share, the closing market price on the date of the agreement. In exchange for the stock, the Company received $600,000 of cash and a $600,000 five year note, bearing interest at 6.62%, payable in five annual installments of principal and interest commencing July 13, 2001. In 2003, the remaining balance on the note was received in full.

(14) RESTRUCTURING CHARGES

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

     In 2004, the Company enacted two restructuring plans resulting in aggregate restructuring charges of $615,840 related to workforce reductions of approximately 25 employees throughout all departments. During the year, certain adjustments totaling $10,036 were made to decrease the accrual related to the May 2004 event because certain fringe benefit costs were less than originally estimated. The charges and adjustments are aggregated as a separate line item on the consolidated statement of operations.

     As of December 31, 2004 and 2003, the remaining accrual related to the 2002 restructuring events was $25,469 and $43,825, respectively. The accrued restructuring costs remaining at December 31, 2004 represent lease payments (net of sublease receipts) extending to 2005. As of December 31, 2004, the remaining restructuring accrual related to the plans enacted during 2004 was $113,551, consisting of employee separation costs. All remaining employee separation costs are expected to be paid in 2005.

                                                Lease          Employee       Employee       Employee
                                             commitments,    separations,   separations,   separations,
                                           net of sublease    August 2002     May 2004     October 2004     Total
                                           ---------------   ------------   ------------   ------------   ---------
     Accrual balance - December 31, 2002       $124,790       $ 458,021      $      --      $      --     $ 582,811
                                               ========       =========      =========      =========     =========
     Cash deductions                            (80,965)       (425,784)            --             --      (506,749)
     Non-cash adjustments                            --         (32,237)            --             --       (32,237)
                                               --------       ---------      ---------      ---------     ---------
     Accrual balance - December 31, 2003       $ 43,825       $      --      $      --      $      --     $  43,825
                                               ========       =========      =========      =========     =========
     Restructuring event                             --              --        227,689        388,151       615,840
     Cash deductions                            (18,356)             --       (217,653)      (274,600)     (510,609)
     Non-cash adjustments                            --              --        (10,036)            --       (10,036)
                                               --------       ---------      ---------      ---------     ---------
     Accrual balance - December 31, 2004       $ 25,469       $      --      $      --      $ 113,551     $ 139,020
                                               ========       =========      =========      =========     =========

(15) CONTINGENCIES

     The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. Although the outcomes of such matters cannot be predicted with certainty, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

(16) SUBSEQUENT EVENT

     In the first quarter of 2005, the Company enacted a restructuring plan, including management changes and a reduction in workforce of approximately 16 employees throughout all departments. Management changes included the resignations of Gerard B. Moersdorf, Jr. as President and Chief Executive Officer and Michael P. Keegan as Executive Vice President and Chief Operating Officer. Mr. Moersdorf, Jr. retains his position as Chairman of the Board of Directors. As a result of the restructuring plan, the Company will record charges of approximately $1,000,000 during the first quarter of 2005, relating primarily to severance and other fringe benefits for the affected employees. The Company expects to pay out all costs during 2005 with the exception of approximately $25,000 that will be paid out in the first quarter of 2006.

(17) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     A summary of quarterly financial information follows (in thousands, except per share amounts):

     2004                                            Q1        Q2       Q3       Q4
     ----                                         -------   -------   ------   ------
     Net sales                                    $ 5,848   $ 5,717   $9,873   $9,959
     Gross profit                                   2,959     2,937    5,496    5,481
     (Loss) income before income taxes             (1,772)   (1,863)     872    1,184
     Net (loss) income                             (1,134)   (1,192)     806      728
     Basic net (loss) income per share              (0.08)    (0.08)    0.05     0.05
     Diluted net (loss) income per share            (0.08)    (0.08)    0.05     0.05

     2003                                            Q1        Q2       Q3       Q4
     ----                                         -------   -------   ------   ------
     Net sales                                    $ 5,609    $9,512   $9,960   $8,887
     Gross profit                                   2,356     5,160    5,225    4,874
     (Loss) income before income taxes             (2,520)      259      562      474
     Net (loss) income                             (2,016)      207      584      690
     Basic net (loss) income per share              (0.13)     0.01     0.04     0.05
     Diluted net (loss) income per share            (0.13)     0.01     0.04     0.05

ITEM NINE | Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM NINE A | Controls and Procedures

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

PART III

ITEM TEN | Directors and Executive Officers of the Registrant

The information required by this item is included under the caption "ELECTION OF DIRECTORS" of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 5, 2005 (the Proxy Statement), and under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" of the Proxy Statement and is incorporated herein by reference.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its directors, officers and all employees. The code of ethics is posted on the Company's website at www.AppliedInnovation.com and can be accessed from the home page by clicking on "Investors" and then "Governance".

The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of this code of ethics by posting such information on the website at the address and location specified above.

ITEM ELEVEN | Executive Compensation

The information required by this item is included under the caption "ELECTION OF DIRECTORS" of the Proxy Statement and is incorporated herein by reference.

ITEM TWELVE | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the caption "OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS," under the caption "SECURITY OWNERSHIP OF MANAGEMENT," and under the caption "EQUITY COMPENSATION PLAN INFORMATION" of the Proxy Statement, and is incorporated herein by reference.

ITEM THIRTEEN | Certain Relationships and Related Transactions

The information required by this item is included under the caption "RELATED PARTY TRANSACTIONS" of the Proxy Statement and is incorporated herein by reference.

ITEM FOURTEEN | Principal Accountant Fees and Services

The information required by this item is included under the caption "INDEPENDENT ACCOUNTANT FEES" of the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM FIFTEEN | Exhibits and Financial Statement Schedules

(a)(1) The following documents are filed as part of this report:

     -    Report of Independent Registered Public Accounting Firm

     -    Consolidated Balance Sheets as of December 31, 2004 and 2003

     - Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

     - Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002

     - Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

     -    Notes to Consolidated Financial Statements

(a)(2) The following documents are filed as part of this report:

     -    Report of Independent Registered Public Accounting Firm

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

    10.1 Form of Indemnification Agreement between the Company and officers and directors. (Reference is made to Exhibit 10.8 to the Company's
              Annual Report on Form 10-K, filed with the Securities and Exchange
              Commission on March 31, 1994, and incorporated herein by reference).

    10.2*     Schedule of Indemnification Agreements.

    10.3 Company's Amended and Restated 1996 Stock Option Plan. (Reference is made to Exhibit 10.11 to the Company's Annual Report on Form
              10-K, filed with the Securities and Exchange Commission on March
              30, 2000, and incorporated herein by reference).

    10.4      Employment Agreement between the Company and Gerard B. Moersdorf,
              Jr. (Reference is made to Exhibit 10.10 to the Company's Annual
              Report on Form 10-K, filed with the Securities and Exchange
              Commission on March 27, 2001, and incorporated herein by reference).

    10.5      Employment Agreement between the Company and Michael P. Keegan.
              (Reference is made to Exhibit 10.1 to the Company's Quarterly
              Report on Form 10-Q, filed with the Securities and Exchange
              Commission on May 12, 2004, and incorporated herein by reference).

    10.6      Employment Agreement between the Company and Eric W. Langille.
              (Reference is made to Exhibit 10.2 to the Company's Quarterly
              Report on Form 10-Q, filed with the Securities and Exchange
              Commission on November 14, 2001, and incorporated herein by reference).

    10.7      Company's 2001 Stock Incentive Plan. (Reference is made to
              Appendix B to the Company's Definitive Proxy Statement for the
              2001 Annual Meeting of Stockholders held on April 26, 2001, filed with the Securities and Exchange Commission on March 23, 2001, and incorporated herein by reference).

    10.8      Form of Option Agreement under the Company's 2001 Stock Incentive
              Plan (Reference is made to Exhibit 10.1 to the Company's Current
              Report on Form 8-K filed with the Securities and Exchange
              Commission on January 5, 2005, and incorporated herein by reference).

    10.9      Company's Employee Stock Purchase Plan. (Reference is made to
              Appendix A to the Company's Definitive Proxy Statement for the
              2002 Annual Meeting of Stockholders held on April 25, 2002, filed with the Securities and Exchange Commission on March 22, 2002, and incorporated herein by reference).

   10.10      Employment Agreement between the Company and John F. Petro.
              (Reference is made to Exhibit 10.1 to the Company's Quarterly
              Report on Form 10-Q, filed with the Securities and Exchange
              Commission on August 14, 2002, and incorporated herein by reference).

   10.11      Employment Agreement between the Company and Thomas R. Kuchler.
              (Reference is made to Exhibit 10.12 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2004, and incorporated herein by reference).

   10.12      Employment Agreement between the Company and Andrew J. Dosch.
              (Reference is made to Exhibit 10.1 to the Company's Quarterly
              Report on Form 10-Q, filed with the Securities and Exchange
              Commission on May 12, 2004, and incorporated herein by reference).

   10.13      Employment Agreement between the Company and Angela R. Pinette.
              (Reference is made to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2004, and incorporated herein by reference).

   10.14*     Letter Agreement between the Company and Michael P. Keegan.

   10.15*     Letter Agreement between the Company and Gerard B. Moersdorf, Jr.

   10.16 Material Terms of the Consulting Arrangement between the Company and Gerard B. Moersdorf, Jr. (Reference is made to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2005, and incorporated herein by reference).

   10.17      Employment Agreement between the Company and William H. Largent.
              (Reference is made to Exhibit 10.1 to the Company's Current Report on Form 8-K/A, filed with the Securities and

              Exchange Commission on February 11, 2005, and incorporated herein by reference).

      23*     Consent of KPMG LLP.

      24*     Power of Attorney.

   31.1*      Rule 13a-14(a) Certification of Principal Executive Officer.

   31.2*      Rule 13a-14(a) Certification of Principal Financial Officer.

   32.1**     Section 1350 Certification of Principal Executive Officer.

   32.2**     Section 1350 Certification of Principal Financial Officer.

----------
*    Filed with this Annual Report on Form 10-K.

**   Furnished with this Annual Report on Form 10-K.

(b) Exhibits - The exhibits to this report follow the financial statement schedule and the independent registered public accounting firm's report thereon.

(c) Financial Statement Schedule - The financial statement schedule and the independent registered public accounting firm's report thereon follow the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED INNOVATION INC.


Date: March 7, 2005              By: /s/ William H. Largent
                                     -------------------------------------------
                                 William H. Largent
                                 President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title
---------                        -----


/s/ William H. Largent           William H. Largent
------------------------------   President, Chief Executive Officer and Director
                                 (Principal Executive Officer)
                                 March 7, 2005


 /s/ Andrew J. Dosch             Andrew J. Dosch
------------------------------   Vice President, Chief Financial Officer and
                                 Treasurer (Principal Financial and Principal
                                 Accounting Officer)
                                 March 7, 2005


* Gerard B. Moersdorf, Jr.       Gerard B. Moersdorf, Jr. | Chairman of the
------------------------------   Board | March 7, 2005


* Thomas W. Huseby               Thomas W. Huseby | Director | March 7, 2005
------------------------------


* Kenneth E. Jones               Kenneth E. Jones | Director | March 7, 2005
------------------------------


* Curtis A. Loveland             Curtis A. Loveland | Director | March 7, 2005
------------------------------


* Richard W. Oliver              Richard W. Oliver | Director | March 7, 2005
------------------------------


* John D. Riedel                 John D. Riedel | Director | March 7, 2005
------------------------------


* Alexander B. Trevor            Alexander B. Trevor | Director | March 7, 2005
------------------------------


*By: /s/ William H. Largent      William H. Largent (Attorney-in-Fact)
     -------------------------

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Applied Innovation Inc.:

Under date of March 7, 2005, we reported on the consolidated balance sheets of Applied Innovation Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Columbus, Ohio
March 7, 2005

APPLIED INNOVATION INC.

Schedule II - Valuation and Qualifying Accounts
For the Years Ended December 31, 2004, 2003 and 2002

Column A                                Column B             Column C           Column D       Column E
--------                                --------             --------           --------       --------
                                                     /------Additions------/
                                                     -----------------------
                                       Balance at    Charged to   Charged to
                                      beginning of    costs and      other                   Balance at
Description                              period        expense     accounts    Deductions   end of period
-----------                           ------------   ----------   ----------   ----------   -------------
YEAR ENDED DECEMBER 31, 2004
   Allowance for doubtful accounts     $  140,000    $   18,170       $--      $   43,170     $  115,000
   Allowance for obsolete inventory       434,000       146,000        --         417,000        163,000
   Warranty provision                     479,062       543,738        --         597,800        425,000

YEAR ENDED DECEMBER 31, 2003:
   Allowance for doubtful accounts     $  430,000    $  (73,342)      $--      $  216,658     $  140,000
   Allowance for obsolete inventory     1,107,159       551,000        --       1,224,159        434,000
   Warranty provision                     542,651       793,923        --         857,512        479,062

YEAR ENDED DECEMBER 31, 2002:
   Allowance for doubtful accounts     $  475,000    $  114,596       $--      $  159,596     $  430,000
   Allowance for obsolete inventory     1,770,286     2,150,811        --       2,813,938      1,107,159
   Warranty provision                     819,166       697,604        --         974,119        542,651