Form 10-Q
period 2005-03-31
APPLIED INNOVATION INC
filed 2005-05-06
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2005

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

As of April 29, 2005, there were 15,169,909 shares of common stock outstanding.

                             APPLIED INNOVATION INC.

                                Table of Contents

                                                                                        Page
                                                                                       -------
Facing Page                                                                                  1

Table of Contents                                                                            2

Part I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2005 (unaudited)
                 and December 31, 2004                                                       3

            Consolidated Statements of Operations for the three months
                  ended March 31, 2005 and 2004 (unaudited)                                  4

            Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2005 and 2004 (unaudited)                                  5

            Notes to Consolidated Financial Statements (unaudited)                       6 - 9

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        10 - 15

Item 3.     Quantitative and Qualitative Disclosure About Market Risk                       15

Item 4.     Controls and Procedures                                                         16

Part II.    Other Information

Items 1 - 5.                                                                                16

Item 6.     Exhibits                                                                        16

Signatures                                                                                  17

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             APPLIED INNOVATION INC.
                           Consolidated Balance Sheets

                                                                                (Unaudited)
                                                                               March 31, 2005   December 31, 2004
                                                                               --------------   -----------------
Assets

Current assets:

    Cash and cash equivalents                                                   $ 11,144,902       $  9,773,586
    Short term investments                                                         6,588,496          6,921,644
    Accounts receivable, net of allowance of $115,000 in 2005 and 2004             4,713,578          4,657,914
    Inventory, net                                                                 2,497,333          2,392,379
    Other current assets                                                             457,963            571,426
    Deferred income taxes                                                            941,000            919,000
                                                                                ------------       ------------
          Total current assets                                                    26,343,272         25,235,949

Property, plant and equipment, net of accumulated depreciation
    of $9,945,773 in 2005 and $9,844,802 in 2004                                   6,301,968          6,540,850
Investments                                                                        9,139,897          9,002,404
Goodwill                                                                           3,525,801          3,525,801
Deferred income taxes                                                              1,758,000          1,758,000
Other assets                                                                       1,347,461          1,334,918
                                                                                ------------       ------------

                                                                                $ 48,416,399       $ 47,397,922
                                                                                ============       ============

Liabilities and Stockholders' Equity

Current liabilities:

    Accounts payable                                                            $    887,544       $    853,440
    Accrued expenses:
      Warranty                                                                       400,000            425,000
      Payroll and related expenses                                                   784,317            810,608
      Restructuring                                                                  687,817            139,020
      Income taxes payable                                                           131,772            360,917
      Taxes, other than income taxes                                                 329,156            398,974
      Other accrued expenses                                                       1,037,227            568,917
    Deferred revenue                                                               1,330,962            901,251
                                                                                ------------       ------------

          Total current liabilities                                                5,588,795          4,458,127
                                                                                ------------       ------------

Stockholders' equity:

    Preferred stock; $.01 par value; authorized 5,000,000 shares;
      none issued and outstanding                                                          -                  -
    Common stock; $.01 par value; authorized 55,000,000 shares; issued and
      outstanding 15,169,909 shares in 2005 and 15,107,367 in 2004                   151,699            151,074
    Additional paid-in capital                                                     6,628,376          6,424,655
    Retained earnings                                                             36,071,246         36,352,868
    Accumulated other comprehensive (loss) gain, net                                 (23,717)            11,198
                                                                                ------------       ------------

          Total stockholders' equity                                              42,827,604         42,939,795
                                                                                ------------       ------------

                                                                                $ 48,416,399       $ 47,397,922
                                                                                ============       ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Operations (Unaudited)


                                                  Three Months Ended March 31,
                                                     2005              2004
                                                ------------       ------------
Sales:
  Products                                      $  5,593,114       $  4,514,283
  Services                                         1,339,405          1,334,035
                                                ------------       ------------
    Total sales                                    6,932,519          5,848,318

Cost of sales:
  Cost of sales - products                         2,435,327          2,158,265
  Cost of sales - services                           441,770            731,513
                                                ------------       ------------
    Total cost of sales                            2,877,097          2,889,778

    Gross profit                                   4,055,422          2,958,540

Operating expenses:
  Selling, general and administrative              2,557,222          3,424,460
  Research and development                         1,153,965          1,391,190
  Restructuring charges                              924,805               --
                                                ------------       ------------
    Total operating expenses                       4,635,992          4,815,650

    Loss from operations                            (580,570)        (1,857,110)

Interest and other income, net                       133,948             85,207
                                                ------------       ------------

    Loss before income taxes                        (446,622)        (1,771,903)

Income tax benefit                                  (165,000)          (638,000)
                                                ------------       ------------

    Net loss                                    $   (281,622)      $ (1,133,903)
                                                ============       ============


Basic and diluted loss per share                $      (0.02)      $      (0.08)
                                                ============       ============

Weighted-average shares outstanding
    for basic and diluted loss per share          15,146,608         15,060,852
                                                ============       ============


See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                Three Months Ended March 31,
                                                                  2005             2004
                                                               ------------     ------------
Cash flows from operating activities:
    Net loss                                                   $   (281,622)    $ (1,133,903)
    Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation                                                  211,989          290,210
      Amortization of intangible assets                                   -           52,500
      Loss on disposal of assets                                      8,434           57,543
      Stock issued to non-employees                                   8,000                -
      Tax benefit of options exercised                                5,073           14,398
      Effects of changes in operating assets and liabilities:
        Accounts receivable                                         (55,664)       1,324,638
        Inventory                                                  (104,954)      (1,053,109)
        Other current assets                                        113,463          625,691
        Other assets                                                (12,543)         (12,663)
        Accounts payable                                             34,104          531,925
        Income taxes                                               (229,145)        (716,790)
        Accrued expenses                                            895,998          149,286
        Deferred revenue                                            429,711          820,721
                                                               ------------     ------------
      Net cash provided by operating activities                   1,022,844          950,447
                                                               ------------     ------------

Cash flows from investing activities:

    Purchases of property, plant and equipment                            -         (361,336)
    Proceeds from sales of property, plant and equipment             18,459           15,640
    Purchases of investments                                     (3,086,302)      (3,252,262)
    Proceeds from maturities of investments                       3,112,958        2,911,085
    Proceeds from sales of investments                              112,084          604,253
                                                               ------------     ------------
      Net cash provided by (used in) investing activities           157,199          (82,620)
                                                               ------------     ------------

Cash flows from financing activities:

    Proceeds from issuance of common stock                          191,273          111,644
                                                               ------------     ------------
      Net cash provided by financing activities                     191,273          111,644
                                                               ------------     ------------

Increase in cash and cash equivalents                             1,371,316          979,471
Cash and cash equivalents - beginning of period                   9,773,586       12,030,638
                                                               ------------     ------------

Cash and cash equivalents - end of period                      $ 11,144,902     $ 13,010,109
                                                               ============     ============

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of presentation - The consolidated balance sheet as of March 31, 2005, and the consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly, in accordance with generally accepted accounting principles in the United States of America, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-K. Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full year.

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

The Company accounts for stock grants to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. Accordingly, the Company recognized expense for stock grants to non-employees of $8,000 and $0 for the three months ended March 31, 2005 and 2004, respectively.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation using the Black-Scholes model:

                                                           Three months ended March 31,
                                                               2005           2004
                                                           -----------     -----------
Net loss, as reported                                      $  (281,622)    $(1,133,903)
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax effects       (195,001)       (414,986)
                                                           -----------     -----------
Pro forma net loss                                         $  (476,623)    $(1,548,889)
                                                           ===========     ===========

Loss per share:

           Basic and diluted - as reported                 $     (0.02)    $     (0.08)
           Basic and diluted - pro forma                   $     (0.03)    $     (0.10)

3. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at March 31, 2005 and December 31, 2004 are summarized below:

                              March 31, 2005   December 31, 2004
                              --------------   -----------------
Raw materials                  $ 2,088,227        $ 2,098,741
Work-in-process                     24,889              1,461
Finished goods                     577,217            455,177
                               -----------        -----------
                                 2,690,333          2,555,379
Reserve for obsolescence          (193,000)          (163,000)
                               -----------        -----------
                               $ 2,497,333        $ 2,392,379
                               ===========        ===========

4. Warranty - The Company's warranty activity for the three months ended March 31, 2005 and 2004 is summarized below:

                                2005              2004
                              ---------        ---------
Beginning balance             $ 425,000        $ 479,062
Warranty provision               69,513          164,554
Warranty costs incurred         (94,513)        (211,691)
                              ---------        ---------
Ending balance                $ 400,000        $ 431,925
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

6. Comprehensive loss - Comprehensive loss for the three months ended March 31, 2005 and 2004 was $316,537 and $1,117,204, respectively. The sole adjustment necessary to reconcile net loss with comprehensive loss is for the net unrealized gain (loss), net of taxes, on available-for-sale securities, which was $(34,915) and $16,699 for the three months ended March 31, 2005 and 2004, respectively.

7. Loss per share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted loss per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company's net loss for the three months ended March 31, 2005 and 2004, no common equivalent shares were included in the calculation of diluted loss per share for either period because their effect would have been anti-dilutive. The Company's weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the three months ended March 31, 2005 and 2004 were 391,165 and 1,033,980, respectively.

Stock options which were out-of-the-money and, therefore, were anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted loss per share. The Company's stock options outstanding at March 31, 2005 and 2004 which were excluded because they were out-of-the-money were 1,056,450 and 1,020,750, respectively.

Shares of common stock used in calculating loss per share differed from outstanding shares reported in the consolidated financial statements as follows:

                                    Three months ended              Three months ended
                                      March 31, 2005                  March 31, 2004
                                ----------------------------    ----------------------------
                                Basic loss      Diluted loss    Basic loss      Diluted loss
                                 per share       per share       per share       per share
                                -----------     -----------     -----------     ----------
Outstanding shares               15,169,909      15,169,909      15,062,775      15,062,775
Effect of weighting changes
       in outstanding shares        (23,301)        (23,301)         (1,923)         (1,923)
                                -----------     -----------     -----------     -----------
Adjusted shares                  15,146,608      15,146,608      15,060,852      15,060,852
                                ===========     ===========     ===========     ===========

8. Restructuring costs - During the quarter ended March 31, 2005, the Company enacted two restructuring events. In January 2005, the Company announced management changes resulting in the election of William H. Largent as President and Chief Executive Officer. Former President and Chief Executive Officer, Gerard B. Moersdorf, Jr. resigned those positions while retaining his position as Chairman of the Board of Directors. At the same time, Michael P. Keegan resigned his position as Executive Vice President and Chief Operating Officer. In February 2005, the Company enacted a restructuring event affecting employees in sales, engineering, operations, services and administration. As a result of these actions, the Company incurred restructuring charges of $965,481, consisting of severance and other benefit costs.

Certain adjustments totaling $40,676 were recorded during the quarter ended March 31, 2005 to decrease the restructuring accrual related to prior restructuring events. The accrual related to an October 2004 restructuring event was reduced by $28,585 because certain benefit costs were less than originally estimated. Additionally, adjustments of $12,091 were recorded to the lease commitment accrual from an August 2002 restructuring event because sublease receipts were higher than originally estimated.

Employee separation costs associated with the 2004 and 2005 restructuring events are scheduled to be paid through the first quarter of 2006, while the lease payments (net of estimated sublease receipts) will be completed in the second quarter of 2005.

Activity in the restructuring accrual for the three months ended March 31, 2005 is summarized below:

                                                          Lease                Employee           Employee
                                                       commitments,          separations,        separations,
                                                      net of sublease           2004                 2005                Total
                                                      ---------------      ---------------       ------------        ---------------
Restructuring accrual - December 31, 2004             $       25,469       $       113,551       $         --        $     139,020
                                                      ==============       ===============       ============        =============
Restructuring events - First quarter 2005                         --                    --            965,481              965,481
Cash deductions                                              (13,378)              (77,619)          (285,011)            (376,008)
Non-cash adjustments                                         (12,091)              (28,585)                --              (40,676)
                                                      --------------       ---------------       ------------        -------------
Restructuring accrual - March 31, 2005                $           --       $        7,347        $    680,470        $     687,817
                                                      ==============       ===============       ============        =============

9. Major customers and geographic data - Because of the Company's concentration of sales to a limited customer base, a small number of customers typically represent substantial portions of total sales. For the three months ended March 31, 2005, sales to two companies comprised 73% of total sales. One customer contributed 39% and the other customer contributed 34% of total sales. For the first three months of 2004, sales to four companies comprised 81% of total sales. Each of these four customers contributed between 11% and 27% of total sales.

The Company's sales by geographic areas for the three months ended March 31, 2005 and 2004 are summarized below:

                  Three months ended March 31,
                  ----------------------------
                      2005            2004
                   ----------      ----------
United States      $6,480,837      $4,465,661
International         451,682       1,382,657
                   ----------      ----------
                   $6,932,519      $5,848,318
                   ==========      ==========

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

On January 2, 2005, the Company issued 16,856 shares of common stock at a price of $3.12 per share based on employee payroll deductions for the six-month offering period ended December 31, 2004. Since the inception of the ESPP, 90,330 shares have been issued to eligible employees.

11. Stock repurchase program - On April 22, 2004, the Board of Directors authorized a twelve month stock repurchase program under which the Company may purchase up to 1,000,000 shares of common stock through April 21, 2005. As of March 31, 2005, the Company had not purchased any shares of stock through the program.

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

Applied Innovation's products and services help its customers to improve network quality and uptime and, at the same time, reduce network maintenance and repair costs. By leveraging its extensive knowledge of network infrastructure, its vendor-neutral methodology and its customer-centric approach, AI provides solutions which help customers better manage and control both their capital expenditures and their operating expenditures. The Company's solutions are targeted to four primary markets in the U.S. and abroad: 1) telecommunications companies using wireline networks; 2) telecommunications companies using wireless networks; 3) government networks; and 4) international telecommunications service providers who address both wireline and wireless services in their respective territories. Its largest customers in those markets are the Regional Bell Operating Companies (RBOCs), domestic wireless service providers and other large domestic and foreign phone companies.

During the first quarter of 2005, the Company experienced sales growth of 19% over the comparable period of the prior year. First quarter 2005 growth was led by strong sales in the domestic wireline market. Additionally, demand was solid across all markets as the Company continued to focus on market diversification efforts to strengthen its business in the wireless, government and international markets. Increased demand in the wireline market was largely attributable to accelerated customer demand for products associated with fiber-to-the-premises initiatives at the Company's largest wireline customers. This included a mix of both traditional products and new products focused on IP networking and network security.

With sales at the level achieved during the first quarter of 2005, continued cost reductions and strong profit margins, the Company believes that it has made significant progress in developing a business model to profitably execute the business while maintaining its commitment to innovation. The Company expects that the market balance and year-over-year sales growth experienced during the first quarter of 2005 will continue into the second quarter.

RESULTS OF THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

TOTAL SALES AND GROSS PROFIT

Sales for the first quarter of 2005 totaled $6,933,000 compared to $5,848,000 for the same period last year, an increase of 19%.

Because of the Company's concentration of sales to a limited customer base, a small number of customers typically represent substantial portions of total sales. For the three months ended March 31, 2005, sales to two companies comprised 73% of total sales. One customer contributed 39% and the other customer contributed 34% of total sales. For the first three months of 2004, sales to four companies comprised 81% of total sales. Each of the four customers contributed between 11% and 27% of total sales.

Overall gross profit for the first quarter of 2005 was $4,055,000 compared to $2,959,000 for the first quarter of 2004. As a percentage of sales, gross profit improved to 58% in 2005 from 51% in 2004. The increase in gross profit resulted primarily from a more favorable mix of higher margin products and services in 2005 as compared to 2004.

The following table summarizes revenues and gross profit for products and services:

                       For the Quarter Ended March 31, 2005           For the Quarter Ended March 31, 2004
                    ------------------------------------------     ------------------------------------------
                     Products         Services        Total         Products         Services        Total
                    ----------       ----------     ----------     ----------       ----------     ----------
Sales               $5,593,000       $1,340,000     $6,933,000     $4,514,000       $1,334,000     $5,848,000
Gross Profit         3,158,000          897,000      4,055,000      2,356,000          603,000      2,959,000
Gross Profit %          56%               67%           58%            52%               45%            51%

PRODUCT SALES AND GROSS PROFIT

Product sales of $5,593,000 represented 81% of total sales in the first quarter of 2005, versus product sales of $4,514,000, or 77% of total sales in the first quarter of 2004. As noted above, demand in the domestic wireline market was particularly strong, as the Company's two largest wireline customers ordered product for their fiber-to-the-premises applications.

Product sales include revenues from the sales of the Company's hardware products, as well as third-party hardware and software licensing revenues.

Gross profit on product sales was 56% of total product sales for the first quarter of 2005, compared with 52% of total product sales for the same period last year. The increase in gross margin over the prior year period was due to a favorable product mix, reductions in certain fixed manufacturing costs, including personnel, and greater coverage of those fixed costs based on increased sales levels.

SERVICES SALES AND GROSS PROFIT

In the first quarter of 2005, services sales remained generally consistent with services sales during the same period in 2004. Services sales were $1,340,000, or 19% of total first quarter sales in 2005, compared to $1,334,000, or 23% of total first quarter sales in 2004.

Services sales consist primarily of network planning and design, installation services, project management, engineering services, training and maintenance.

Gross profit on services sales was 67% during the first quarter of 2005, compared with 45% for the same period last year. Gross margin rose primarily due to reduced personnel costs resulting from headcount reductions during the past two quarters. In addition, gross margin increased due to higher margin maintenance contracts comprising a slightly larger proportion of total services sales in the first quarter of 2005 as compared to 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased to $2,557,000 in the first quarter of 2005, from $3,424,000 in the first quarter of 2004. As a percentage of total quarterly sales, this represented 37% in 2005 and 59% in 2004. The decrease in SG&A spending is primarily attributable to recent headcount reductions and cost containment measures. Specifically, reductions in travel expenses and other discretionary spending during the quarter contributed to lower SG&A costs. For the remaining quarters in 2005, SG&A expenses are expected to be generally consistent with the first quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses decreased to $1,154,000 for the first quarter of 2005 from $1,391,000 in the first quarter of 2004, a 17% reduction. As a percentage of total quarterly sales, this represented 17% in 2005 and 24% in 2004. The reduction in R&D expense is primarily due to headcount reductions during the last two quarters and increased focus on cost containment. The Company continues to invest in product enhancements and developments in response to customer and market opportunities. Quarterly R&D expenses for the remainder of 2005 are expected to be slightly less than those in the first quarter as a result of the headcount reductions as well as lower compliance testing expenses.

RESTRUCTURING CHARGES

During the quarter ended March 31, 2005, the Company enacted two restructuring events. In January 2005, the Company announced management changes resulting in the election of William H. Largent as President and Chief Executive Officer. Former President and Chief Executive Officer, Gerard B. Moersdorf, Jr. resigned those positions while retaining his position as Chairman of the Board of Directors. At the same time, Michael P. Keegan resigned his position as Executive Vice President and Chief Operating Officer. In February 2005, the Company enacted a restructuring event affecting employees in sales, engineering, operations, services and administration. As a result of these actions, the Company incurred restructuring charges of $965,000, consisting of severance and other benefit costs. The Company expects to save approximately $2,500,000 on an annual basis as a result of these actions.

Certain adjustments totaling $41,000 were recorded during the quarter ended March 31, 2005 to decrease the restructuring accrual related to prior restructuring events. The accrual related to an October 2004 restructuring event was reduced by $29,000 because certain benefit costs were less than originally estimated. Additionally, adjustments of $12,000 were recorded to the lease commitment accrual from an August 2002 restructuring event because sublease receipts were higher than originally estimated.

INTEREST AND OTHER INCOME, NET

Interest and other income, net increased to $134,000 in the first quarter of 2005 versus $85,000 in the comparable quarter last year. The overall increase resulted primarily from higher interest income due to overall higher yields on cash and investment balances. In addition, interest and other income, net in the first quarter of 2004 included interest expense totaling $15,000. No such interest charges were incurred in the first quarter of 2005.

INCOME TAXES

The Company's effective income tax benefit rate was 37% for the current quarter, comparable to 36% for the same period in 2004.

NET LOSS AND LOSS PER SHARE

As a result of the above factors, the Company recorded a net loss of $282,000 in the first quarter of 2005, or $0.02 per share, compared to a net loss of $1,134,000, or $0.08 per share, during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $20,754,000 at March 31, 2005, compared to $20,778,000 at December 31, 2004. At March 31, 2005, the current ratio was 4.7:1 and the Company had no debt outstanding.

The Company had $26,873,000 of cash and cash equivalents and short- and long-term investments at March 31, 2005, an increase of $1,175,000 from the total December 31, 2004 balance of $25,698,000.

OPERATING ACTIVITIES

Despite the net loss of $282,000 during the first quarter of 2005, operating activities provided cash of $1,023,000. Significant components of cash flows from operations included: non-cash depreciation expense of $212,000; increased accrued expenses of $896,000 resulting from unpaid severance benefits and the receipt of customer deposits in the first quarter; and increased deferred revenue of $430,000 resulting from annual maintenance agreements invoiced in the first three months of the year.

INVESTING ACTIVITIES

During the first quarter of 2005, investing activities provided cash totaling $157,000. Maturities and sales of investments, net of investment purchases, provided $139,000 and proceeds from the sales of property, plant and equipment provided $18,000.

FINANCING ACTIVITIES

Common stock issued for stock option exercises and purchases under the Employee Stock Purchase Plan provided cash of $191,000 during the first quarter of 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued Statement No. 123R, "Share Based Payment," a revision of Statement No. 123, "Accounting for Stock Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123R requires the Company to expense grants made under the stock option and employee stock purchase plans. Statement 123R is effective for fiscal years commencing on or after June 15, 2005. Consistent with the provisions of the new standard, the Company intends to adopt Statement 123R in the first quarter of 2006. Upon adoption of Statement 123R, amounts previously disclosed under Statement No. 123 will be recorded in the consolidated statement of operations. The Company currently measures compensation costs related to its share-based awards under APB 25, as allowed by Statement 123. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on the Company's net loss and loss per share can be found in Note 2 to the consolidated financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include any statements regarding progress in developing a business model to profitably execute the business while maintaining its commitment to innovation (paragraph 4); market balance and year-over-year sales growth experienced during the first quarter of 2005 continuing into the second quarter (paragraph 4); SG&A expenses for the remaining quarters in 2005 remaining generally consistent with the first quarter (paragraph 15); R&D expenses for the remaining quarters in 2005 decreasing slightly from those in the first quarter (paragraph 16); annual savings of $2,500,000 expected as a result of the restructuring events during the quarter (paragraph 17); sufficiency of capital resources (paragraph 27); the expectation that FASB Statement No. 151 will not have a material effect on the Company's financial position, results of operations or cash flows (paragraph 28); and the adoption of Statement 123R in the first quarter of 2006 (paragraph 29). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company's product and services, competition, economic conditions, the fact that Applied Innovation may decide to substantially increase research and development expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

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

                                                APPLIED INNOVATION INC.
                                                (Registrant)

May 6, 2005                                     /s/ William H. Largent
Date                                            ----------------------
                                                William H. Largent
                                                President and Chief Executive
                                                Officer
                                                (Principal Executive Officer)

May 6, 2005                                     /s/ Andrew J. Dosch
Date                                            -------------------
                                                Andrew J. Dosch
                                                Vice President, Chief Financial
                                                Officer and Treasurer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)