Form 10-Q
period 2005-06-30
APPLIED INNOVATION INC
filed 2005-08-12
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

       Registrant's telephone number, including area code: (614) 798-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

As of August 8, 2005, there were 15,214,408 shares of common stock outstanding.

                             APPLIED INNOVATION INC.

                                Table of Contents

                                                                           Page
                                                                         -------
Facing Page                                                                    1

Table of Contents                                                              2

Part I. Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 2005 (unaudited)
           and December 31, 2004                                               3

        Consolidated Statements of Operations for the three- and
           six-month periods ended June 30, 2005 and 2004 (unaudited)          4

        Consolidated Statements of Cash Flows for the six-month
           periods ended June 30, 2005 and 2004 (unaudited)                    5

        Notes to Consolidated Financial Statements (unaudited)            6 - 10

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 11 - 17

Item 3. Quantitative and Qualitative Disclosure About Market Risk             17

Item 4. Controls and Procedures                                               17

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 6. Exhibits                                                              18

Signatures                                                                    19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             APPLIED INNOVATION INC.
                           Consolidated Balance Sheets

                                                                             (Unaudited)
                                                                            June 30, 2005   December 31, 2004
                                                                            -------------   -----------------
Assets
Current assets:
   Cash and cash equivalents                                                 $ 7,216,791       $ 9,773,586
   Short term investments                                                      9,461,506         6,921,644
   Accounts receivable, net of allowance
      of $132,000 in 2005 and $115,000 in 2004                                 3,892,640         4,657,914
   Inventory, net                                                              3,012,037         2,392,379
   Other current assets                                                          518,086           571,426
   Deferred income taxes                                                         928,000           919,000
                                                                             -----------       -----------
         Total current assets                                                 25,029,060        25,235,949

Property, plant and equipment, net of accumulated
   depreciation of $10,123,308 in 2005 and $9,844,802 in 2004                  6,120,254         6,540,850
Investments                                                                   10,747,043         9,002,404
Goodwill                                                                       3,525,801         3,525,801
Deferred income taxes                                                          1,524,000         1,758,000
Other assets                                                                   1,353,922         1,334,918
                                                                             -----------       -----------
                                                                             $48,300,080       $47,397,922
                                                                             ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $   683,306       $   853,440
   Accrued expenses:
      Warranty                                                                   365,000           425,000
      Payroll and related expenses                                               903,137           810,608
      Restructuring                                                              250,587           139,020
      Income taxes payable                                                       303,536           360,917
      Taxes, other than income taxes                                             237,990           398,974
      Other accrued expenses                                                     670,535           568,917
   Deferred revenue                                                            1,256,317           901,251
                                                                             -----------       -----------
         Total current liabilities                                             4,670,408         4,458,127
                                                                             -----------       -----------

Stockholders' equity:
   Preferred stock; $.01 par value; authorized 5,000,000 shares;
      none issued and outstanding                                                     --                --
   Common stock; $.01 par value; authorized 55,000,000 shares; issued and
      outstanding 15,181,609 shares in 2005 and 15,107,367 in 2004               151,816           151,074
   Additional paid-in capital                                                  6,670,196         6,424,655
   Retained earnings                                                          36,811,865        36,352,868
   Accumulated other comprehensive income (loss), net                             (4,205)           11,198
                                                                             -----------       -----------
         Total stockholders' equity                                           43,629,672        42,939,795
                                                                             -----------       -----------

                                                                             $48,300,080       $47,397,922
                                                                             ===========       ===========

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Operations (Unaudited)

                                           Three Months Ended June 30,   Six Months Ended June 30,
                                           ---------------------------   -------------------------
                                                2005          2004           2005          2004
                                           ------------   ------------   -----------   -----------
Sales:
   Products                                 $ 6,400,370   $ 4,235,380    $11,993,484   $ 8,749,663
   Services                                   1,620,971     1,481,134      2,960,376     2,815,169
                                            -----------   -----------    -----------   -----------
      Total sales                             8,021,341     5,716,514     14,953,860    11,564,832

Cost of sales:
   Cost of sales - products                   3,097,372     2,152,272      5,532,699     4,310,537
   Cost of sales - services                     441,724       627,317        883,494     1,358,830
                                            -----------   -----------    -----------   -----------
      Total cost of sales                     3,539,096     2,779,589      6,416,193     5,669,367

      Gross profit                            4,482,245     2,936,925      8,537,667     5,895,465

Operating expenses:
   Selling, general and administrative        2,594,428     3,372,842      5,151,650     6,797,302
   Research and development                     941,407     1,293,845      2,095,372     2,685,035
   Restructuring charges                        (29,205)      227,690        895,600       227,690
                                            -----------   -----------    -----------   -----------
      Total operating expenses                3,506,630     4,894,377      8,142,622     9,710,027

      Income (loss) from operations             975,615    (1,957,452)       395,045    (3,814,562)

Interest and other income, net                  199,004        94,500        332,952       179,707
                                            -----------   -----------    -----------   -----------
      Income (loss) before income taxes       1,174,619    (1,862,952)       727,997    (3,634,855)

Income tax expense (benefit)                    434,000      (671,000)       269,000    (1,309,000)
                                            -----------   -----------    -----------   -----------
      Net income (loss)                     $   740,619   $(1,191,952)   $   458,997   $(2,325,855)
                                            ===========   ===========    ===========   ===========
Basic earnings (loss) per share             $      0.05   $     (0.08)   $      0.03   $     (0.15)
                                            ===========   ===========    ===========   ===========
Diluted earnings (loss) per share           $      0.05   $     (0.08)   $      0.03   $     (0.15)
                                            ===========   ===========    ===========   ===========
Weighted-average shares outstanding
   for basic earnings (loss) per share       15,174,758    15,067,259     15,160,748    15,065,091
                                            ===========   ===========    ===========   ===========
Weighted-average shares outstanding
   for diluted earnings (loss) per share     15,237,524    15,067,259     15,212,952    15,065,091
                                            ===========   ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                    2005          2004
                                                                -----------   -----------
Cash flows from operating activities:
   Net income (loss)                                            $   458,997   $(2,325,855)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation                                                  397,002       583,084
      Amortization of intangible assets                                  --       105,000
      (Gain) loss on disposal of assets                              (2,611)       57,543
      Stock issued to non-employees                                   8,000         8,000
      Tax benefit of options exercised                               11,559        16,329
      Provision for deferred income taxes                           234,000    (1,169,000)
      Effects of changes in operating assets and liabilities:
         Accounts receivable                                        765,274     1,094,486
         Inventory                                                 (619,658)   (1,353,156)
         Other current assets                                        53,340       707,128
         Other assets                                               (19,004)      (25,451)
         Accounts payable                                          (170,134)      172,064
         Income taxes payable                                       (57,381)     (203,727)
         Accrued expenses                                            84,730      (197,393)
         Deferred revenue                                           355,066       553,500
                                                                -----------   -----------
      Net cash provided by (used in) operating activities         1,499,180    (1,977,448)
                                                                -----------   -----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                        (3,299)     (522,809)
   Proceeds from sales of property, plant and equipment              20,293        15,790
   Purchases of investments                                      (9,893,651)   (5,268,816)
   Proceeds from maturities of investments                        4,951,543     4,273,856
   Proceeds from sales of investments                               642,415       683,046
                                                                -----------   -----------
      Net cash used in investing activities                      (4,282,699)     (818,933)
                                                                -----------   -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                           226,724       134,368
                                                                -----------   -----------
      Net cash provided by financing activities                     226,724       134,368
                                                                -----------   -----------
Decrease in cash and cash equivalents                            (2,556,795)   (2,662,013)
Cash and cash equivalents - beginning of period                   9,773,586    12,030,638
                                                                -----------   -----------
Cash and cash equivalents - end of period                       $ 7,216,791   $ 9,368,625
                                                                ===========   ===========

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of presentation - The consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the three- and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly, in accordance with generally accepted accounting principles in the United States of America, the financial position, results of operations and cash flows for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-K. Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results for the full year.

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

The Company accounts for stock grants to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. Accordingly, the Company recognized expense for stock grants to non-employees of $0 and $8,000, respectively, for the three- and six-month periods ended June 30, 2005. The Company recognized expense for stock grants to non-employees of $8,000 for both the three- and six-month periods ended June 30, 2004.

The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation using the Black-Scholes model:

                                                       Three months ended June 30,   Six months ended June 30,
                                                       ---------------------------   -------------------------
                                                            2005         2004            2005         2004
                                                         ---------   -----------      ---------   -----------
Net income (loss), as reported                           $ 740,619   $(1,191,952)     $ 458,997   $(2,325,855)
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects      (208,808)     (400,233)      (403,809)     (815,219)
                                                         ---------   -----------      ---------   -----------
Pro forma net income (loss)                              $ 531,811   $(1,592,185)     $  55,188   $(3,141,074)
                                                         =========   ===========      =========   ===========

Earnings (loss) per share:
   Basic - as reported                                   $    0.05   $     (0.08)     $    0.03   $     (0.15)
   Basic - pro forma                                     $    0.04   $     (0.11)     $      --   $     (0.21)
   Diluted - as reported                                 $    0.05   $     (0.08)     $    0.03   $     (0.15)
   Diluted - pro forma                                   $    0.04   $     (0.11)     $      --   $     (0.21)

3. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 2005 and December 31, 2004 are summarized below:

                           June 30, 2005   December 31, 2004
                           -------------   -----------------
Raw materials               $2,287,574        $2,098,741
Work-in-process                160,615             1,461
Finished goods                 863,848           455,177
                            ----------        ----------
                             3,312,037         2,555,379
Reserve for obsolescence      (300,000)         (163,000)
                            ----------        ----------
                            $3,012,037        $2,392,379
                            ==========        ==========

4. Warranty - The Company's warranty activity for the three- and six-month periods ended June 30, 2005 and 2004 is summarized below:

                             Three months ended June 30,   Six months ended June 30,
                             ---------------------------   -------------------------
                                   2005        2004             2005        2004
                                 --------   ---------        ---------   ---------
Beginning balance                $400,000   $ 431,925        $ 425,000   $ 479,062
   Warranty provision              46,316     102,533          107,998     267,087
   Warranty costs incurred        (81,316)   (152,533)        (167,998)   (364,224)
                                 --------   ---------        ---------   ---------
Ending balance                   $365,000   $ 381,925        $ 365,000   $ 381,925
                                 ========   =========        =========   =========

5. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate and income tax credits expected to be applicable for the full fiscal year. Estimated taxes and credits recorded during interim periods may be periodically revised, if necessary, to reflect revised estimates for the full fiscal year.

In estimating its effective tax rate, the Company considered the effects of recent tax code legislation in Ohio. Among other provisions, the legislation provides for the phase-in of a new

Commercial Activity Tax over the next several years and a phase-out of the corporation franchise tax and the personal property tax. Ohio's new tax legislation did not have a material impact on either the Company's interim income tax provision or its estimated annual effective tax rate.

6. Comprehensive income (loss) - Comprehensive income for the three- and six-month periods ended June 30, 2005 was $760,131 and $443,594, respectively. The sole adjustment necessary to reconcile net income with comprehensive income is the net unrealized gain (loss), net of taxes, on available-for-sale securities, which was $19,512 for the three months ended June 30, 2005 and ($15,403) for the six months ended June 30, 2005.

Comprehensive loss for the three- and six-month periods ended June 30, 2004 was $1,272,685 and $2,389,889, respectively. The sole adjustment necessary to reconcile net loss with comprehensive loss is the net unrealized loss, net of taxes, on available-for-sale securities, which was $80,733 for the three months ended June 30, 2004 and $64,034 for the six months ended June 30, 2004.

7. Earnings (loss) per share - Basic earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company's net loss for the three- and six-month periods ended June 30, 2004, no common equivalent shares were included in the calculation of diluted loss per share for these periods because their effect would have been anti-dilutive. The Company's weighted-average number of stock options which were in-the-money and, therefore, potentially dilutive for the three and six months ended June 30, 2004 were 514,788 and 928,561, respectively.

Stock options which were out-of-the money and, therefore, anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted earnings (loss) per share. The Company's weighted-average number of stock options outstanding which were excluded because they were out-of-the-money for the six months ended June 30, 2005 and 2004 were 1,011,000 and 1,141,650, respectively.

Shares of common stock used in calculating earnings (loss) per share differed from outstanding shares reported in the consolidated financial statements as follows:

                                           Three months ended              Three months ended
                                             June 30, 2005                   June 30, 2004
                                   ---------------------------------   -------------------------
                                   Basic earnings   Diluted earnings   Basic loss   Diluted loss
                                      per share         per share       per share     per share
                                   --------------   ----------------   ----------   ------------
Outstanding shares                   15,181,609        15,181,609      15,071,547    15,071,547
Effect of weighting changes
   in outstanding shares                 (6,851)           (6,851)         (4,288)       (4,288)
Dilutive effect of stock options             --            62,766              --            --
                                     ----------        ----------      ----------    ----------
   Adjusted shares                   15,174,758        15,237,524      15,067,259    15,067,259
                                     ==========        ==========      ==========    ==========

                                            Six months ended                Six months ended
                                             June 30, 2005                   June 30, 2004
                                   ---------------------------------   -------------------------
                                   Basic earnings   Diluted earnings   Basic loss   Diluted loss
                                      per share         per share       per share     per share
                                   --------------   ----------------   ----------   ------------
Outstanding shares                   15,181,609        15,181,609      15,071,547    15,071,547
Effect of weighting changes
   in outstanding shares                (20,861)          (20,861)         (6,456)       (6,456)
Dilutive effect of stock options             --            52,204              --            --
                                     ----------        ----------      ----------    ----------
   Adjusted shares                   15,160,748        15,212,952      15,065,091    15,065,091
                                     ==========        ==========      ==========    ==========

8. Restructuring costs - During the quarter ended March 31, 2005, the Company enacted two restructuring events. The actions were taken primarily to reduce operating costs and improve profitability. In January 2005, the Company announced management changes resulting in the election of William H. Largent as President and Chief Executive Officer. Former President and Chief Executive Officer, Gerard B. Moersdorf, Jr. resigned those positions while retaining his position as Chairman of the Board of Directors. At the same time, Michael P. Keegan resigned his position as Executive Vice President and Chief Operating Officer. In February 2005, the Company enacted a restructuring event affecting employees in sales, engineering, operations, services and administration. As a result of these actions, the Company incurred restructuring charges of $965,481 during the first quarter of 2005, consisting of severance and other benefit costs.

During the three- and six-month periods ended June 30, 2005, the Company reduced the restructuring accrual by $29,205 and $69,881, respectively, to adjust for certain benefit costs that were less than originally estimated, as well as certain sublease receipts that were higher than originally estimated. The charges and adjustments are aggregated as a separate line item on the consolidated statements of operations.

The remaining accrued restructuring charges are employee separation costs associated with the 2005 restructuring events which are scheduled to be paid through the first quarter of 2006.

Activity in the restructuring accrual for the six months ended June 30, 2005 is summarized below:

                                                 Lease          Employee       Employee
                                             commitments,     separations,   separations,
                                            net of sublease       2004           2005         Total
                                            ---------------   ------------   ------------   ---------
Restructuring accrual - December 31, 2004       $ 25,469        $113,551      $      --     $ 139,020
                                                ========        ========      =========     =========
Restructuring events - First quarter 2005             --              --        965,481       965,481
Cash deductions                                  (13,378)        (82,473)      (688,182)     (784,033)
Non-cash adjustments                             (12,091)        (31,078)       (26,712)      (69,881)
                                                --------        --------      ---------     ---------
Restructuring accrual - June 30, 2005           $     --        $     --      $ 250,587     $ 250,587
                                                ========        ========      =========     =========


9. Major customers and geographic data - Because of the Company's concentration of sales to a limited customer base, a small number of customers typically represent substantial portions of total sales. For the first six months of 2005, sales to three companies comprised 77% of total sales. Each of these customers contributed between 10% and 35% of total sales. For the first six months of 2004, sales to four companies comprised 71% of total sales. Each of these customers contributed between 11% and 23% of total sales.

The Company's sales by geographic areas for the three- and six-month periods ended June 30, 2005 and 2004 are summarized below:

                Three months ended June 30,   Six months ended June 30,
                ---------------------------   -------------------------
                     2005         2004            2005          2004
                  ----------   ----------     -----------   -----------
United States     $7,330,868   $5,495,630     $13,811,705   $ 9,961,291
International        690,473      220,884       1,142,155     1,603,541
                  ----------   ----------     -----------   -----------
                  $8,021,341   $5,716,514     $14,953,860   $11,564,832
                  ==========   ==========     ===========   ===========

10. Employee Stock Purchase Plan - The Applied Innovation Inc. Employee Stock Purchase Plan ("ESPP"), approved and adopted by the stockholders on April 25, 2002, authorizes the Company to issue up to 500,000 shares of common stock to eligible employees, as defined. The ESPP has semi-annual offering periods commencing January 1 and July 1 during which eligible employees may purchase shares at a price equal to 90% of fair market value on the first or last business day of the offering period, whichever is lower.

On January 3, 2005, the Company issued 16,856 shares of common stock at a price of $3.12 per share based on employee payroll deductions for the six-month offering period ended December 31, 2004. On July 1, 2005, the Company issued 8,699 shares of common stock at a price of $3.07 per share based on employee payroll deductions for the six-month offering period ended June 30, 2005. Since the inception of the ESPP, 99,029 shares have been issued to eligible employees.

11. Stock repurchase program - On April 22, 2004, the Board of Directors authorized a twelve month stock repurchase program permitting the Company to purchase up to 1,000,000 shares of common stock through April 21, 2005. At its expiration, no shares of stock had been repurchased under the program.

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

Applied Innovation's products and services help its customers to improve network quality and availability and, at the same time, reduce network maintenance and repair costs. By leveraging its extensive knowledge of network infrastructure, its vendor-neutral methodology and its customer-centric approach, AI provides solutions which help customers better manage and control both their capital expenditures and their operating expenditures. The Company's solutions are targeted to four primary markets in the U.S. and abroad: 1) telecommunications companies using wireline networks; 2) telecommunications companies using wireless networks; 3) government networks; and 4) international telecommunications service providers who address both wireline and wireless services in their respective territories. Its largest customers in those markets are the Regional Bell Operating Companies (RBOCs), domestic wireless service providers and other large domestic and foreign phone companies.

During the second quarter of 2005, sales grew 16% over first quarter sales and 40% over last year's second quarter sales. Strong demand from the Company's largest domestic wireline customers led the sales growth as these customers continued their broadband network deployments, primarily for their fiber-to-the-home initiatives. AI products included in the deployments included a mix of traditional products and new products focused on IP networking and network security. Internationally, follow-on orders in support of broadband network initiatives from two of the Company's largest international customers led to triple-digit growth in second quarter international sales versus a year ago. In the wireless market, the Company received an initial order from a new Tier 1 wireless customer for its new AIbadger XT(TM) product during the second quarter of 2005. The Company now counts two of the three largest U.S. wireless service providers as customers. The Company expects to expand its wireless resources and continue its product development focus in this important market. In addition, the Company continues its business development efforts in the sensor management market. Although still clearly an emerging market, the Company delivered a sensor management solution to a U.S. government national laboratory customer in the second quarter of 2005, with additional follow-on orders also received in the quarter.

In addition to positive sales trends for the second quarter and first six months of 2005, the Company's cost reduction efforts enacted during the past twelve months have also favorably impacted the Company's operating results. For the three- and six-month periods ended June 30, 2005, total operating expenses decreased 28% and 16%, respectively, from the comparable periods a year ago. Reduced operating expenses, combined with strong sales growth and solid gross profit margins, resulted in net income for the second quarter and six months ended June 30, 2005.

The Company expects third quarter 2005 sales to range from $8 million to $10 million, representing flat to modest growth when compared with this year's second quarter sales. Third quarter 2005 sales are not expected to exceed last year's third quarter sales which included the receipt of a number of delayed orders from one of the Company's largest wireline customers upon the conclusion of its labor strike.

RESULTS OF THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 COMPARED TO THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2004

TOTAL SALES AND GROSS PROFIT

Sales for the second quarter of 2005 were $8,021,000, a 40% increase from sales of $5,717,000 during the same period in 2004. Year-to-date sales increased 29% to $14,954,000 in 2005 from $11,565,000 in 2004.

The overall increase in quarterly and year-to-date sales was largely attributable to strong demand from the Company's domestic wireline customers. For the three- and six-month periods ended June 30, 2005, sales to these customers were $6,135,000 and $12,002,000, respectively, compared to sales in the three- and six-month periods of the prior year of $3,807,000 and $6,672,000, respectively.

Because of the Company's concentration of sales to a limited customer base, a small number of customers typically represent substantial portions of total sales. For the first six months of 2005, sales to three companies comprised 77% of total sales. Each of these customers contributed between 10% and 35% of total sales. For the first six months of 2004, sales to four companies comprised 71% of total sales. Each of these customers contributed between 11% and 23% of total sales.

Gross profit as a percentage of total sales was 56% for the second quarter of 2005, versus 51% for the second quarter of 2004. Year-to-date gross profit percentages were 57% and 51% for 2005 and 2004, respectively. Based on lower fixed costs resulting from cost reductions enacted over the past year, the increased sales volumes in 2005 provided greater coverage of such costs. In addition, a favorable mix of higher margin products and services in 2005 contributed to the improvement in gross profit as compared to 2004.

The following table summarizes sales and gross profit for products and services:

                  For the Quarter Ended June 30, 2005    For the Quarter Ended June 30, 2004
                 ------------------------------------   ------------------------------------
                  Products     Services       Total      Products     Services       Total
                 ----------   ----------   ----------   ----------   ----------   ----------
Sales            $6,400,000   $1,621,000   $8,021,000   $4,236,000   $1,481,000   $5,717,000
Gross Profit      3,303,000    1,179,000    4,482,000    2,083,000      854,000    2,937,000
Gross Profit %           52%          73%          56%          49%          58%          51%

PRODUCT SALES AND GROSS PROFIT

Product sales of $6,400,000 were 80% of 2005 second quarter sales, versus product sales of $4,236,000, or 74% of 2004 second quarter sales. This represented a 51% increase in product sales from the comparable quarter in the prior year. Year-to-date product sales of $11,993,000 were 80% of total sales in 2005, versus $8,750,000, or 76% of total sales in 2004. This represented a 37% increase in product sales from the previous year. As noted previously, domestic demand for wireline products was particularly strong as the Company's two largest wireline customers continued to order AI products for fiber-to-the-home applications.

Product sales include revenues from the sales of the Company's hardware products, as well as third-party hardware and software licensing revenues.

Gross profit on product sales was 52% of total product sales for the second quarter of 2005, compared with 49% of total product sales for the same period last year. Increased sales volumes and reductions in fixed manufacturing costs, including personnel, contributed to the improvement in gross margin over the prior year period.

SERVICES SALES AND GROSS PROFIT

Services sales of $1,621,000 were 20% of 2005 second quarter sales, versus services sales of $1,481,000, or 26% of 2004 second quarter sales. Year-to-date services sales of $2,960,000 were 20% of total sales in 2005, compared to $2,815,000, or 24% of total sales in 2004. The 9% increase in services sales in the second quarter of 2005 compared to the same quarter last year was primarily attributable to increased network planning and design services combined with increased maintenance agreement sales.

Services sales consist primarily of network planning and design, installation services, project management, engineering services, training and maintenance.

Services gross profit for the quarter ended June 30, 2005 was 73% of services sales, versus 58% of services sales for the comparable quarter a year ago. Reduced fixed costs, including personnel and related costs, contributed to the increase in gross profit in the current year quarter. In addition, relatively higher margin maintenance contracts and network management services comprised a larger portion of total services sales in the second quarter of 2005 as compared to 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased to $2,594,000 for the second quarter of 2005, from $3,373,000 in the second quarter of 2004. As a percentage of total quarterly sales, this represented 32% in 2005 and 59% in 2004. Year-to-date SG&A expenditures were $5,152,000 in 2005 and $6,797,000 in 2004. As a percentage of total year-to-date sales, this represented 34% in 2005 and 59% in 2004. The three- and six-month reductions of $779,000 and $1,645,000, respectively, in SG&A expenditures were largely attributable to reduced discretionary spending, including travel, as a result of the Company's cost containment efforts. For the remaining quarters in 2005, SG&A expenses are expected to be slightly higher than in the second quarter as the Company plans to increase its number of sales and marketing personnel.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses decreased to $941,000 for the second quarter of 2005, versus $1,294,000 for the same period in 2004. As a percentage of total quarterly sales, this represented 12% in 2005 and 23% in 2004. Year-to-date R&D expenses were $2,095,000 for 2005 and $2,685,000 for 2004. As a percentage of total year-to-date sales, this represented 14% in 2005 and 23% in 2004. The three- and six-month reductions in R&D expenses were primarily due to the Company's continued focus on cost containment. While total R&D expenses have decreased, the Company continues to focus its product development efforts in those areas aligning with changing customer and industry needs. R&D expenditures for the remaining quarters in 2005 are expected to be slightly higher than those in the second quarter primarily due to R&D headcount additions anticipated in the second half of the year.

RESTRUCTURING CHARGES

During the quarter ended March 31, 2005, the Company enacted two restructuring events. The actions were taken primarily to reduce operating costs and improve profitability. In January 2005, the Company announced management changes resulting in the election of William H. Largent as President and Chief Executive Officer. Former President and Chief Executive Officer, Gerard B. Moersdorf, Jr. resigned those positions while retaining his position as Chairman of the Board of Directors. At the same time, Michael P. Keegan resigned his position as Executive Vice President and Chief Operating Officer. In February 2005, the Company enacted a restructuring event affecting employees in sales, engineering, operations, services and administration. As a result of these actions, the Company incurred restructuring charges of $965,000 during the first quarter of 2005, consisting of severance and other benefit costs. The Company expects to save approximately $2,500,000 on an annual basis as a result of these actions.

During the three- and six-month periods ended June 30, 2005, the Company reduced the restructuring accrual by $29,000 and $70,000, respectively, to adjust for certain benefit costs that were less than originally estimated, as well as certain sublease receipts that were higher than originally estimated. The charges and adjustments are aggregated as a separate line item on the consolidated statements of operations.

The remaining accrued restructuring charges are employee separation costs associated with the 2005 restructuring events which are scheduled to be paid through the first quarter of 2006.

INTEREST AND OTHER INCOME, NET

Interest and other income, net increased to $199,000 in the second quarter of 2005 from $95,000 in the comparable quarter last year. Year-to-date interest and other income, net increased to $333,000 in 2005 from $180,000 in the prior year. The quarterly and year-to-date increases in interest and other income, net in 2005 as compared to 2004 are primarily attributable to higher yields on the Company's cash and investment balances.

INCOME TAXES

The Company's effective income tax rate was 37% for the three- and six-month periods ended June 30, 2005, comparable to the effective rate of 36% for the same periods in 2004.

NET INCOME (LOSS) AND INCOME (LOSS) PER SHARE

As a result of the above factors, the Company recorded net income of $741,000, or $0.05 per share, in the second quarter of 2005, versus a net loss of $1,192,000, or $0.08 per share, in the second quarter of 2004. Year-to-date net income was $459,000, or $0.03 per share, in 2005, versus a net loss of $2,326,000, or $0.15 per share, in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $20,359,000 at June 30, 2005, compared to $20,778,000 at December 31, 2004. At June 30, 2005, the current ratio was 5.4:1 and the Company had no debt outstanding.

The Company had $27,425,000 of cash and cash equivalents and short- and long-term investments at June 30, 2005, an increase of $1,727,000 from the December 31, 2004 balance of $25,698,000.

OPERATING ACTIVITIES

For the six-month period ended June 30, 2005, operating activities provided $1,499,000 of cash. In addition to net income of $459,000, non-cash operating expenses and working capital changes included: depreciation expense of $397,000; deferred income tax expense of $234,000; decreased accounts receivable of $765,000 resulting from the collection of outstanding receivables; increased deferred revenue of $355,000 resulting from annual maintenance agreements invoiced in the first six months of the year; increased inventory of $620,000 primarily due to the timing of product shipments; and decreased accounts payable of $170,000.

INVESTING ACTIVITIES

During the six months ended June 30, 2005, investing activities used cash totaling $4,283,000 primarily as a result of investment purchases exceeding sales and maturities as the Company increased its investments in short- and long-term securities.

FINANCING ACTIVITIES

Common stock issued for stock option exercises and purchases under the Employee Stock Purchase Plan provided cash of $227,000 during the first six months of 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, "Share Based Payment," a revision of Statement No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." Statement 123R requires the Company to expense grants made under the stock option and employee stock purchase plans. Statement 123R is effective for fiscal years commencing on or after June 15, 2005. Consistent with the provisions of the new standard, the Company intends to adopt Statement 123R in the first quarter of 2006. Upon adoption of Statement 123R, amounts previously disclosed under Statement 123 will be recorded in the consolidated statements of operations. The Company currently measures compensation costs related to its share-based awards under APB 25, as allowed by Statement 123. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on the Company's net income
(loss) and income (loss) per share can be found in Note 2 to the consolidated financial statements.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management, and include any statements regarding: expansion of wireless resources and continuation of wireless product development (paragraph 3); third quarter 2005 sales ranging from $8 million to $10 million (paragraph 5); SG&A expenses increasing slightly for the remaining quarters in 2005 (paragraph 17); R&D expenditures increasing slightly for the remaining quarters in 2005 (paragraph 18); annual savings of $2,500,000 expected as a result of restructuring events (paragraph 19); timing of payment of accrued restructuring charges (paragraph 21); sufficiency of capital resources (paragraph 30); and the adoption of Statement 123R in the first quarter of 2006 (paragraph 31). These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company's products and services, the impact of competitive products and services, general economic and business conditions, the Company's ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the

Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Applied Innovation Inc. held its Annual Meeting of Stockholders on May 5, 2005, for the purpose of electing three Class III directors. At the Company's Annual Meeting of Stockholders, all incumbent nominees for director were elected. The following table shows the voting tabulation for the sole matter voted on at the 2005 Annual Meeting of Stockholders, the election of three Class III directors:

           ACTION                    FOR      WITHHOLD AUTHORITY
           ------                    ---      ------------------
Election of Class III Directors
   Gerard B. Moersdorf, Jr.       13,416,870       1,161,318
   John D. Riedel                 14,743,820         104,368
   Alexander B. Trevor            14,426,100         152,088

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

                                        APPLIED INNOVATION INC.
                                        (Registrant)


August 12, 2005                         /s/ William H. Largent
Date                                    ----------------------------------------
                                        William H. Largent
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


August 12, 2005                         /s/ Andrew J. Dosch
Date                                    ----------------------------------------
                                        Andrew J. Dosch
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)