Form 10-Q
period 2005-09-30
APPLIED INNOVATION INC
filed 2005-11-10
CIK 798399

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as
defined by Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                 -----    -----

As of November 7, 2005, there were 15,222,408 shares of common stock outstanding.

                             APPLIED INNOVATION INC.

                                Table of Contents

                                                                           Page
                                                                         -------
Facing Page                                                                    1

Table of  Contents                                                             2

Part I. Financial Information

Item 1. Financial Statements

   Consolidated Balance Sheets as of September 30, 2005 (unaudited)            3
      and December 31, 2004

   Consolidated Statements of Operations for the three- and nine-month
      periods ended September 30, 2005 and 2004 (unaudited)                    4

   Consolidated Statements of Cash Flows for the nine-month periods
      ended September 30, 2005 and 2004 (unaudited)                            5

   Notes to Consolidated Financial Statements (unaudited)                 6 - 10

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 10 - 18

Item 3. Quantitative and Qualitative Disclosure About Market Risk             18

Item 4. Controls and Procedures                                               18

Part II. Other Information

Item 6. Exhibits                                                              18

Signatures                                                                    19

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             APPLIED INNOVATION INC.
                           Consolidated Balance Sheets

                                                                                (Unaudited)
                                                                            September 30, 2005   December 31, 2004
                                                                            ------------------   -----------------
Assets
Current assets:
   Cash and cash equivalents                                                   $ 9,203,666          $ 9,773,586
   Short term investments                                                        9,222,987            6,921,644
   Accounts receivable, net of allowance
      of $132,000 in 2005 and $115,000 in 2004                                   3,336,597            4,657,914
   Inventory, net                                                                2,470,931            2,392,379
   Other current assets                                                            366,733              571,426
   Deferred income taxes                                                           954,000              919,000
                                                                               -----------          -----------
         Total current assets                                                   25,554,914           25,235,949

Property, plant and equipment, net of accumulated depreciation
   of $10,259,549 in 2005 and $9,844,802 in 2004                                 6,008,074            6,540,850
Investments                                                                     11,981,047            9,002,404
Goodwill                                                                         3,525,801            3,525,801
Deferred income taxes                                                            1,229,000            1,758,000
Other assets                                                                     1,364,952            1,334,918
                                                                               -----------          -----------
                                                                               $49,663,788          $47,397,922
                                                                               ===========          ===========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                            $ 1,037,271          $   853,440
   Accrued expenses:
      Warranty                                                                     330,976              425,000
      Payroll and related expenses                                               1,125,702              810,608
      Restructuring                                                                130,013              139,020
      Income taxes payable                                                         307,945              360,917
      Taxes, other than income taxes                                               236,269              398,974
      Other accrued expenses                                                       686,539              568,917
   Deferred revenue                                                              1,261,997              901,251
                                                                               -----------          -----------
         Total current liabilities                                               5,116,712            4,458,127
                                                                               -----------          -----------
Stockholders' equity:
   Preferred stock; $.01 par value; authorized 5,000,000 shares;
      none issued and outstanding                                                       --                   --
   Common stock; $.01 par value; authorized 55,000,000 shares; issued and
      outstanding 15,218,408 shares in 2005 and 15,107,367 in 2004                 152,184              151,074
   Additional paid-in capital                                                    6,800,626            6,424,655
   Retained earnings                                                            37,638,269           36,352,868
   Accumulated other comprehensive income (loss), net                              (44,003)              11,198
                                                                               -----------          -----------
         Total stockholders' equity                                             44,547,076           42,939,795
                                                                               -----------          -----------
                                                                               $49,663,788          $47,397,922
                                                                               ===========          ===========

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Operations (Unaudited)

                                               Three Months Ended          Nine Months Ended
                                                 September 30,               September 30,
                                           -------------------------   -------------------------
                                               2005          2004          2005          2004
                                           -----------   -----------   -----------   -----------
Sales:
   Products                                $ 7,185,987   $ 8,493,409   $19,179,471   $17,243,072
   Services                                  1,238,325     1,379,208     4,198,701     4,194,377
                                           -----------   -----------   -----------   -----------
      Total sales                            8,424,312     9,872,617    23,378,172    21,437,449

Cost of sales:
   Products                                  3,316,976     3,798,440     8,849,675     8,108,977
   Services                                    445,287       578,347     1,328,781     1,937,177
                                           -----------   -----------   -----------   -----------
      Total cost of sales                    3,762,263     4,376,787    10,178,456    10,046,154
      Gross profit                           4,662,049     5,495,830    13,199,716    11,391,295

Operating expenses:
   Selling, general and administrative       2,507,903     3,369,340     7,659,553    10,166,642
   Research and development                  1,209,694     1,357,951     3,305,066     4,042,986
   Restructuring charges                       (10,351)           --       885,249       227,690
                                           -----------   -----------   -----------   -----------
      Total operating expenses               3,707,246     4,727,291    11,849,868    14,437,318

      Income (loss) from operations            954,803       768,539     1,349,848    (3,046,023)

Interest and other income, net                 190,601       103,067       523,553       282,774
                                           -----------   -----------   -----------   -----------
      Income (loss) before income taxes      1,145,404       871,606     1,873,401    (2,763,249)

Income tax expense (benefit)                   319,000        66,000       588,000    (1,243,000)
                                           -----------   -----------   -----------   -----------
      Net income (loss)                    $   826,404   $   805,606   $ 1,285,401   $(1,520,249)
                                           ===========   ===========   ===========   ===========
Basic earnings (loss) per share            $      0.05   $      0.05   $      0.08   $     (0.10)
                                           ===========   ===========   ===========   ===========
Diluted earnings (loss) per share          $      0.05   $      0.05   $      0.08   $     (0.10)
                                           ===========   ===========   ===========   ===========
Weighted-average shares outstanding
   for basic earnings (loss) per share      15,210,282    15,086,095    15,176,421    15,071,034
                                           ===========   ===========   ===========   ===========
Weighted-average shares outstanding
   for diluted earnings (loss) per share    15,273,509    15,100,237    15,233,391    15,071,034
                                           ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                Consolidated Statements of Cash Flows (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                --------------------------
                                                                    2005           2004
                                                                ------------   -----------
Cash flows from operating activities:
   Net income (loss)                                            $  1,285,401   $(1,520,249)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation                                                   551,404       848,369
      Amortization of intangible assets                                   --       131,250
      (Gain) loss on disposal of assets                              (21,555)       54,494
      Tax benefit of options exercised                                25,350        16,329
      Stock grants to non-employees                                    8,000        16,000
      Deferred income taxes                                          529,000    (1,169,000)
      Effects of changes in operating assets and liabilities:
         Accounts receivable                                       1,321,317    (2,300,875)
         Inventory                                                   (78,552)     (198,159)
         Income taxes                                                (52,972)      672,924
         Other current assets                                        204,693       926,563
         Other assets                                                (30,034)      (38,186)
         Accounts payable                                            183,831       202,447
         Accrued expenses                                            166,980      (319,531)
         Deferred revenue                                            360,746      (866,797)
                                                                ------------   -----------
      Net cash provided by (used in) operating activities          4,453,609    (3,544,421)
                                                                ------------   -----------
Cash flows from investing activities:
   Purchases of property, plant and equipment                        (59,425)     (547,100)
   Proceeds from sales of property, plant and equipment               21,618        15,790
   Purchases of investments                                      (12,815,974)   (6,477,974)
   Proceeds from maturities of investments                         6,726,635     5,318,584
   Proceeds from sales of investments                                759,886       749,446
                                                                ------------   -----------
      Net cash used in investing activities                       (5,367,260)     (941,254)
                                                                ------------   -----------
Cash flows from financing activities:
   Payment of note payable                                                --      (750,000)
   Proceeds from issuance of common stock                            343,731       184,707
                                                                ------------   -----------
      Net cash provided by (used in) financing activities            343,731      (565,293)
                                                                ------------   -----------
Decrease in cash and cash equivalents                               (569,920)   (5,050,968)
Cash and cash equivalents - beginning of period                    9,773,586    12,030,638
                                                                ------------   -----------
Cash and cash equivalents - end of period                       $  9,203,666   $ 6,979,670
                                                                ============   ===========

See accompanying notes to consolidated financial statements.

                             APPLIED INNOVATION INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of presentation - The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three- and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004 have been prepared by Applied Innovation Inc. (Applied Innovation, AI, and the Company) without audit. In the opinion of management, all adjustments necessary to present fairly, in accordance with generally accepted accounting principles in the United States of America, the financial position, results of operations and cash flows for all periods presented have been made. Expenses in the third quarter of 2004 included additional expenses of approximately $160,000 to correct an error made in a payroll related accrual at the end of the second quarter of 2004.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2004 Annual Report on Form 10-K. Certain amounts in the prior year financial statements have been reclassified to conform with current year presentation. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results for the full year.

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

The Company accounts for stock grants to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. Accordingly, the Company recognized expense for stock grants to non-employees of $0 and $8,000 for the three- and nine-month periods ended September 30, 2005, respectively. The Company recognized expense for stock grants to non-employees of $8,000 and $16,000 for the three- and nine-month periods ended September 30, 2004, respectively.

The following table illustrates the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation using the Black-Scholes model:

                                                    Three months ended        Nine months ended
                                                       September 30,            September 30,
                                                  ---------------------   ------------------------
                                                     2005        2004        2005          2004
                                                  ---------   ---------   ----------   -----------
Net income (loss), as reported                    $ 826,404   $ 805,606   $1,285,401   $(1,520,249)
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                         (177,031)   (356,991)    (580,841)   (1,172,117)
                                                  ---------   ---------   ----------   -----------
Pro forma net income (loss)                       $ 649,373   $ 448,615   $  704,560   $(2,692,366)
                                                  =========   =========   ==========   ===========
Earnings (loss) per share:
   Basic - as reported                            $    0.05   $    0.05   $     0.08   $     (0.10)
   Basic - pro forma                              $    0.04   $    0.03   $     0.05   $     (0.18)
   Diluted - as reported                          $    0.05   $    0.05   $     0.08   $     (0.10)
   Diluted - pro forma                            $    0.04   $    0.03   $     0.05   $     (0.18)

3. Inventory - Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at September 30, 2005 and December 31, 2004 are summarized below:

                           September 30, 2005   December 31, 2004
                           ------------------   -----------------
Raw materials                  $2,071,845          $2,098,741
Work-in-process                    44,546               1,461
Finished goods                    654,540             455,177
                               ----------          ----------
                                2,770,931           2,555,379
Reserve for obsolescence         (300,000)           (163,000)
                               ----------          ----------
                               $2,470,931          $2,392,379
                               ==========          ==========

4. Warranty - The Company's warranty activity for the three- and nine-month periods ended September 30, 2005 and 2004 is summarized below:

                              Three months ended      Nine months ended
                                  September 30,         September 30,
                             --------------------   ---------------------
                               2005        2004        2005        2004
                             --------   ---------   ---------   ---------
Beginning balance            $365,000   $ 381,925   $ 425,000   $ 479,062
   Warranty provision          47,244      95,805     155,242     362,892
   Warranty costs incurred    (81,268)   (147,655)   (249,266)   (511,879)
                             --------   ---------   ---------   ---------
Ending balance               $330,976   $ 330,075   $ 330,976   $ 330,075
                             ========   =========   =========   =========

5. Income taxes - The Company has recorded its interim income tax provision based on estimates of the Company's effective tax rate and income tax credits expected to be applicable for the full fiscal year. Estimated taxes and credits recorded during interim periods may be periodically revised, if necessary, to reflect revised estimates for the full fiscal year. The Company has recorded the impact of any changes in measurement of certain tax positions entirely in the interim period in which the change occurred.

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

6. Comprehensive income (loss) - Comprehensive income for the three- and nine-month periods ended September 30, 2005 was $786,606 and $1,230,200, respectively. The sole adjustment necessary to reconcile net income with comprehensive income is the net unrealized loss, net of taxes, on investment securities, which was $39,798 for the three months ended September 30, 2005 and $55,201 for the nine months ended September 30, 2005.

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

7. Earnings (loss) per share - Basic earnings (loss) per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Due to the Company's net loss for the nine months ended September 30, 2004, no common equivalent shares were included in the calculation of diluted loss per share because their effect would have been anti-dilutive. The Company's weighted-average number of stock options which were in-the-money and, therefore, potentially dilutive for the nine months ended September 30, 2004 were 529,285.

Stock options which were out-of-the money and, therefore, anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted earnings (loss) per share. The Company's stock options outstanding at September 30, 2005 and 2004 which were excluded because they were out-of-the-money were 1,008,800 and 1,442,220, respectively.

Shares of common stock used in calculating earnings (loss) per share differed from outstanding shares reported in the consolidated financial statements as follows:

                                      Three months ended                  Three months ended
                                      September 30, 2005                  September 30, 2004
                              ---------------------------------   ---------------------------------
                              Basic earnings   Diluted earnings   Basic earnings   Diluted earnings
                                 per share         per share         per share         per share
                              --------------   ----------------   --------------   ----------------
Outstanding shares              15,218,408        15,218,408        15,088,067        15,088,067
Effect of weighting changes
   in outstanding shares            (8,126)           (8,126)           (1,972)           (1,972)
Dilutive effect of
   stock options                        --            63,227                --            14,142
                                ----------        ----------        ----------        ----------
   Adjusted shares              15,210,282        15,273,509        15,086,095        15,100,237
                                ==========        ==========        ==========        ==========

                                      Nine months ended               Nine months ended
                                      September 30, 2005              September 30, 2004
                              ---------------------------------   -------------------------
                              Basic earnings   Diluted earnings   Basic loss   Diluted loss
                                 per share         per share       per share     per share
                              --------------   ----------------   ----------   ------------
Outstanding shares              15,218,408        15,218,408      15,088,067    15,088,067
Effect of weighting changes
   in outstanding shares           (41,987)          (41,987)        (17,033)      (17,033)
Dilutive effect of
   stock options                        --            56,970              --            --
                                ----------        ----------      ----------    ----------
Adjusted shares                 15,176,421        15,233,391      15,071,034    15,071,034
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

During the three- and nine-month periods ended September 30, 2005, the Company reduced the restructuring accrual by $10,351 and $80,232, respectively, to adjust for certain benefit costs that were less than originally estimated, as well as certain sublease receipts that were higher than originally estimated. The charges and adjustments are aggregated as a separate line item on the consolidated statements of operations.

The remaining accrued restructuring charges are employee separation costs associated with the 2005 restructuring events which are scheduled to be paid through the first quarter of 2006.

Activity in the restructuring accrual for the nine months ended September 30, 2005 is summarized below:

                                                  Lease          Employee       Employee
                                               commitments,    separations,   separations,
                                             net of sublease       2004           2005         Total
                                             ---------------   ------------   ------------   --------
Restructuring accrual - December 31, 2004       $ 25,469         $113,551      $      --    $ 139,020
Restructuring events - First quarter 2005             --               --        965,481      965,481
Cash deductions                                  (13,378)         (82,473)      (798,405)    (894,256)
Non-cash adjustments                             (12,091)         (31,078)       (37,063)     (80,232)
                                                --------         --------       --------     --------
Restructuring accrual - September 30, 2005      $     --         $     --      $ 130,013    $ 130,013
                                                ========         ========       ========     ========

9. Major customers and geographic data - Because of the Company's concentration of sales to a limited customer base, a small number of customers typically represent substantial portions of total sales. For the first nine months of 2005, sales to four companies comprised 82% of total sales. Each of the four customers contributed between 12% and 29% of total sales. For the first nine months of 2004, sales to three companies comprised 68% of total sales. Each of the three customers contributed between 11% and 34% of total sales.

The Company's sales by geographic areas for the three- and nine-month periods ended September 30, 2005 and 2004 are summarized below:

                Three months ended September 30,   Nine months ended September 30,
                --------------------------------   ------------------------------
                        2005         2004                 2005          2004
                     ----------   ----------          -----------   -----------
United States        $6,363,779   $9,821,677          $20,175,484   $19,782,968
International         2,060,533       50,940            3,202,688     1,654,481
                     ----------   ----------          -----------   -----------
                     $8,424,312   $9,872,617          $23,378,172   $21,437,449
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

Results for the third quarter of 2005 were in line with the Company's expectations. Due to more stabilized buying patterns from the Company's largest customers in 2005, the Company is experiencing more consistent sales between quarters than in the prior year. Contributions from all areas of the business led to a 5% sequential increase in sales for the three months ended September 30, 2005 compared to the prior quarter. International and wireless sales were particularly strong during the quarter, accounting for 46% of the total sales. The Company's South African customer contributed to the international sales volume by purchasing $2 million of AIremote and AIswitch products for its nationwide ADSL network. Domestic customers in both the wireline and wireless markets placed follow-on orders to support next generation initiatives such as Fiber-to-the premises, IP video, 3G wireless and other technologies related to the convergence of voice, data and video services. The Company expects to continue its market and customer diversification efforts, pursuing new opportunities, both internationally and domestically, to help customers securely manage and automate the operation of their networks.

The Company maintained its focus on controlling costs during the third quarter of 2005. Operating expenses for the three- and nine-month periods ended September 30, 2005 decreased by 22% and 18%, respectively, from the comparable periods in 2004. Improved sales volumes and reduced operating expenses combined to generate operating income of $955,000 and $1,350,000, respectively, during the quarter and nine months ended September 30, 2005.

For the fourth quarter of 2005, the Company expects sales to range from $8 million to $9 million, representing flat to modest growth compared with this year's third quarter sales.

RESULTS OF THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004

TOTAL SALES AND GROSS PROFIT

Sales for the third quarter of 2005 were $8,424,000, a 15% decrease from sales of $9,873,000 during the third quarter of 2004. The decrease in quarterly sales in 2005 resulted primarily from more stable buying patterns from the Company's largest wireline customers in 2005 as compared to 2004 when third quarter sales included the receipt of a number of delayed orders upon the conclusion of a customer's labor strike. For the quarters ended September 30, 2005 and 2004, wireline sales were $4,472,000 and $7,203,000, respectively. The decrease in wireline sales was partially offset by increased order flow from the Company's international customers. Third quarter international sales in 2005 were $2,061,000 compared to $51,000 in the same period in 2004.

Year-to-date sales in 2005 increased 9% to $23,378,000 from $21,437,000 in the same period in 2004. The increase in year-to-date sales in 2005 is largely attributable to increased demand from the Company's domestic wireline and international customers. For the nine-month periods ended September 30, 2005 and 2004, domestic wireline sales were $16,473,000 and $13,875,000, respectively. For the nine months ended September 30, 2005 and 2004, international sales were $3,203,000 and $1,654,000, respectively.

Because of the Company's concentration of sales to a limited customer base, a small number of customers typically represent substantial portions of total sales. For the first nine months of 2005, sales to four companies comprised 82% of total sales. Each of the four customers contributed between 12% and 29% of total sales. For the first nine months of 2004, sales to three companies comprised 68% of total sales. Each of the three customers contributed between 11% and 34% of total sales.

Gross profit as a percentage of total sales was 55% for the third quarter of 2005 comparable to 56% during the same period in 2004. Year-to-date gross profit margins were 56% and 53% for 2005 and 2004, respectively. Gross profit for the three- and nine-months ended September 30, 2005 was positively impacted by strong services margins which resulted from a more favorable mix of relatively higher margin maintenance contract sales in the current year as compared to 2004.

The following table summarizes sales and gross profit for products and services:

                         For the Quarter Ended                  For the Quarter Ended
                          September 30, 2005                     September 30, 2004
                 ------------------------------------   ------------------------------------
                  Products     Services       Total      Products     Services       Total
                 ----------   ----------   ----------   ----------   ----------   ----------
Sales            $7,186,000   $1,238,000   $8,424,000   $8,494,000   $1,379,000   $9,873,000
Gross Profit      3,869,000      793,000    4,662,000    4,695,000      801,000    5,496,000
Gross Profit %           54%          64%          55%          55%          58%          56%

                        For the Nine Months Ended                For the Nine Months Ended
                           September 30, 2005                       September 30, 2004
                 --------------------------------------   --------------------------------------
                   Products     Services       Total        Products     Services       Total
                 -----------   ----------   -----------   -----------   ----------   -----------
Sales            $19,179,000   $4,199,000   $23,378,000   $17,243,000   $4,194,000   $21,437,000
Gross Profit      10,330,000    2,870,000    13,200,000     9,134,000    2,257,000    11,391,000
Gross Profit %            54%          68%           56%           53%          54%           53%

PRODUCT SALES AND GROSS PROFIT

Product sales of $7,186,000 were 85% of 2005 third quarter sales, versus product sales of $8,494,000, or 86% of 2004 third quarter sales. This represented a 15% decrease in product sales from the comparable quarter in the prior year. As previously noted, third quarter 2004 sales were positively impacted by the receipt of delayed orders from the Company's largest wireline customers. No such order delays existed in 2005. Quarterly product sales in the current year have increased sequentially each period leading to year-to-date product sales of $19,179,000, or 82% of total sales in 2005, versus $17,243,000 or 80% of total sales in 2004. This represented an 11% increase in product sales from the previous year.

Product sales include revenues from the sales of the Company's hardware products, as well as third-party hardware and software licensing revenues.

Gross profit on product sales was 54% of total product sales for the third quarter of 2005, comparable with gross profit on product sales of 55% in the same period last year. Year-to-date gross profit on product sales was 54% in 2005, up slightly from year-to-date gross profit on product sales of 53% in the prior year.

SERVICES SALES AND GROSS PROFIT

Services sales of $1,238,000 were 15% of 2005 third quarter sales, versus services sales of $1,379,000, or 14% of 2004 third quarter sales. The 10% decrease in 2005 quarterly services sales over the comparable period of the prior year was largely attributable to fewer installation and network planning and design services in the current year. Year-to-date services sales of $4,199,000 were 18% of total sales in 2005, comparable to $4,194,000, or 20% of total sales in 2004.

Services sales consist of network planning and design, installation services, project management, engineering services, training and maintenance.

Services gross profit for the three-month period ended September 30, 2005 was 64% of services sales, versus 58% of services sales in the same period last year. For the nine months ended September 30, 2005 and 2004, services gross profit was 68% and 54%, respectively. The increase in gross profit margin on services sales was largely attributable to reduced costs in 2005 and a more favorable mix of relatively higher margin maintenance contract sales in the current year as compared to 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses decreased 26% to $2,508,000 during the third quarter of 2005 from SG&A expenses of $3,369,000 in the third quarter of 2004. As a percentage of total quarterly sales, this represented 30% in the third quarter of 2005 and 34% in the third quarter of 2004. Year-to-date SG&A expenditures were $7,660,000 for 2005 and $10,167,000 for 2004, representing 33% of total year-to-date sales in 2005 and 47% of total year-to-date sales in 2004. The decrease in SG&A expenditures during the first nine months of 2005 was a result of restructuring events taken over the past year and the Company's continued focus on controlling costs. SG&A expenses in the fourth quarter of 2005 are expected to be slightly higher than those in this year's third quarter due to the full quarter impact of sales personnel hired during the third quarter.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development ("R&D") expenses decreased to $1,210,000 for the third quarter of 2005, versus $1,358,000 for the same period in 2004. As a percentage of total quarterly sales, this represented 14% for both the third quarter of 2005 and 2004. Year-to-date R&D expenses were $3,305,000 for 2005 and $4,043,000 for 2004, representing 14% of total year-to-date sales in 2005 and 19% in 2004. The decreases in quarterly and year-to-date R&D expenses from the previous year were largely attributable to headcount reductions and other cost control measures enacted over the past year. R&D expenses in the fourth quarter of 2005 are expected to be generally consistent with R&D expenses incurred during this year's third quarter.

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

During the three- and nine-month periods ended September 30, 2005, the Company reduced the restructuring accrual by $10,351 and $80,232, respectively, to adjust for certain benefit costs that were less than originally estimated, as well as certain sublease receipts that were higher than originally estimated. The charges and adjustments are aggregated as a separate line item on the consolidated statements of operations.

The remaining accrued restructuring charges are employee separation costs associated with the 2005 restructuring events which are scheduled to be paid through the first quarter of 2006.

INTEREST AND OTHER INCOME, NET

Net interest and other income increased to $191,000 in the third quarter of 2005 from $103,000 in the comparable quarter last year. Year-to-date net interest and other income increased to $524,000 in 2005 from $283,000 in the prior year. The quarterly and year-to-date increases in net interest and other income in 2005 as compared to 2004 were primarily attributable to increased cash and investment balances and higher yields on those balances.

INCOME TAXES

In the third quarter of 2005, the Company decreased its year-to-date effective tax rate to 31% from the 37% rate recorded during the first six months of the year. Revised estimates related primarily to the Company's research and experimentation credit and foreign income exclusion resulted in the tax rate decrease. Additionally, during this year's third quarter, reductions of certain federal and state tax accruals totaling $74,000 decreased the quarterly rate to 28%. The Company's effective tax rate on an annualized basis is estimated at 32%.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

As a result of the above factors, the Company recorded net income of $826,000, or $0.05 per share, in the third quarter of 2005, versus net income of $806,000, or $0.05 per share, in the third quarter of 2004. Year-to-date net income was $1,285,000, or $.08 per share, in 2005, versus net loss of $1,520,000, or $0.10 per share, in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net working capital was $20,438,000 at September 30, 2005, compared to $20,778,000 at December 31, 2004. At September 30, 2005, the current ratio was 5.0:1 and the Company had no debt outstanding.

The Company had $30,408,000 of cash and cash equivalents and short- and long-term investments at September 30, 2005, an increase of $4,710,000 from the December 31, 2004 balance of $25,698,000.

OPERATING ACTIVITIES

For the nine-month period ended September 30, 2005, operating activities provided $4,454,000 of cash. In addition to net income of $1,285,000, significant non-cash operating expenses and working capital changes included: depreciation expense of $551,000; deferred income tax expense of $529,000; decreased accounts receivable of $1,321,000 resulting from the collection of outstanding customer receivables; decreased other current assets of $205,000 resulting from the reduction of certain prepaid expenses; increased accounts payable of $184,000 due to the timing of vendor payments; increased accrued expenses of $167,000 resulting from the receipt of customer deposits and other increased accruals; and increased deferred revenue of $361,000 resulting from annual maintenance agreements invoiced in the first nine months of the year.

INVESTING ACTIVITIES

During the nine months ended September 30, 2005, investing activities used cash totaling $5,367,000 primarily as a result of investment purchases exceeding sales and maturities as the Company increased its investment in short- and long-term securities.

FINANCING ACTIVITIES

Common stock issued for stock option exercises and purchases under the Employee Stock Purchase Plan provided cash of $344,000 during the first nine months of 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable. The provisions of this Statement become effective for fiscal years beginning after December 15, 2005. Statement 154 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement No. 123R, Share Based Payment, a revision of Statement No. 123, Accounting for Stock-Based Compensation and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R requires the Company to expense grants made under the stock option and employee stock purchase plans. Statement 123R is effective for fiscal years commencing on or after June 15, 2005. Consistent with the provisions of the new standard, the Company intends to adopt Statement 123R in the first quarter of 2006. Upon adoption of Statement 123R, amounts previously disclosed under Statement 123 will be recorded in the consolidated statements of operations. The Company currently measures compensation costs related to its share-based awards under APB 25, as allowed by Statement 123. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on the Company's net income (loss) and earnings (loss) per share can be found in
Note 2 to the consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets - an Amendment of APB Opinion No. 29. Statement 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of Statement 153 did not have a material impact on the Company's financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement No. 151, Inventory Costs. Statement 151 amends the guidance in Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of Statement 151 to have a material impact on its financial position, results of operations or cash flows.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management. These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company's products and services, the impact of competitive products and services, general economic and business conditions, the Company's ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company's business and other risks and uncertainties detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. One or more of these factors have affected, and could in the future affect, the Company's business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward-looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward-looking statements.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

     Exhibit 31.1 - Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer

     Exhibit 32.1 - Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APPLIED INNOVATION INC.
                                        (Registrant)


November 10, 2005                       /s/  William H. Largent
Date                                    ----------------------------------------
                                        William H. Largent
                                        President and Chief Executive Officer
                                        (Principal Executive Officer and
                                        Principal Financial Officer)