Form 10-K
period 2005-12-31
APPLIED INNOVATION INC
filed 2006-03-20
CIK 798399

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
COMMON STOCK, $0.01 PAR VALUE PER SHARE
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). YES ☐    NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES ☐    NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    YES ☑    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☑
The aggregate market value of the registrant’s Common Stock held by the registrant’s non-affiliates was approximately $40,665,836 on June 30, 2005.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 15,247,999 shares of Common Stock were outstanding at March 1, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2006, in part, as indicated.

--

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “anticipate,” “believe,” “expect,” “estimate,” “project” and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in “Business — Business Risks.” The Company undertakes no obligation to publicly update or revise any forward-looking statements.
Part One

Item One: Business
All references to “we,” “us,” “our,” “Applied Innovation,” “AI,” or the “Company” in this Annual Report on Form 10-K mean Applied Innovation Inc.
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
Applied Innovation, headquartered in Dublin, Ohio, is traded on NASDAQ under the symbol AINN. The Company’s corporate headquarters occupy a 120,000 square foot facility located at 5800 Innovation Drive, Dublin, Ohio 43016, 800-247-9482.
The Company’s Markets

Applied Innovation’s solutions are targeted to four primary markets in the U.S. and abroad: 1) telecommunications companies using wireline networks; 2) telecommunications companies using wireless networks; 3) government networks; and 4) international telecommunications service providers who address both wireline and wireless services in their respective territories. Synergies within the markets allow the Company to leverage its knowledge and experience and deliver a common value proposition based on key competitive differentiators—namely, its extensive knowledge of network infrastructure, its commitment to vendor neutrality, and its focus on customers. At the same time, Applied Innovation delivers targeted value to each market by understanding and meeting its unique demands.
In all markets, the Company’s products and services help operators of large, complex networks more efficiently and effectively manage their operations and critical infrastructure.
In the wireless market, the Company’s products reside at both the mobile telephony switching office and cellular sites forming a data communications network (DCN). The primary applications for the Company’s products are remote site management, wireless repeater management and radio frequency (RF) performance management. By strategically positioning the Company’s products in the network, a service provider gains remote access and management capabilities that allow the network operations center (NOC) personnel to be alerted to network issues, remotely troubleshoot issues and dispatch qualified personnel to perform repairs on affected network elements (NE’s) from a remote central location, avoiding site visits and reducing operations costs.
In the wireline market, the Company’s products form the backbone of the DCN which connects NEs to operations support systems (OSSs) across wide area networks (WANs). These products perform the critical functions of providing the physical connection to the NE, mediating the differing data communications standards, or protocols, to a common protocol and transporting the data across the WAN to the NOC, where network operations personnel resolve critical network issues remotely or dispatch local technicians for repair and maintenance. The Company’s products support the operation of switching, transport, test and access systems and are critical components of both the traditional voice and next generation data networks.
The Company’s sensor management solution for the government market has produced modest results to date. The government marketplace for the Company’s products is still in the development stage, and the Company does not expect to realize significant revenue from this product offering in the near future.
In international markets, the challenges faced by telecommunications service providers are generally the same as those faced by domestic network operators. The Company’s wireline and wireless products are designed to operate in international markets by addressing the appropriate technical features and certification requirements of the customers in the Company’s target geographies. Information on net product sales to cus-

Applied Innovation Inc.

--

tomers attributable to our geographic regions is included in Note 6 to the Consolidated Financial Statements.
Products

Hardware Solutions
AIswitchtm  AIswitch delivers maximum connectivity and mediation for surveillance networks. This mediation system allows network operators to maintain correct protocol interaction and communication between operations support systems and network elements and offers increased flexibility. With AIswitch, service providers can increase network availability, reduce operational expenses, improve network utilization and gain flexibility in network architecture in central offices.
AIextendtm  AIextend brings intelligence to the network edge and improves OSS efficiency. A powerful, next-generation application mediation device, AIextend facilitates rapid integration of network elements with both legacy and next-generation operations support systems. With AIextend, service providers can reduce OSS integration costs, gain intelligence at the edge, improve return on current network investments, increase efficiency of their OSS and gain flexibility and scalability.
AIconnecttm  AIconnect is a multi-purpose line card that provides a highly integrated, scalable routing solution to support local central office IP networks. It also provides aggregation to collect and manage remote sites, allowing the service provider to avoid the complex network deployment or costly infrastructure and support typically required.
AIfirewalltm  AIfirewall is a robust security application that fits seamlessly into the AIswitch chassis. The product combines best-in-class firewall technology from Check Point Software Technologies Ltd. with Applied Innovation’s Network Equipment Building Standards (NEBS) 3 compliant design. AIfirewall allows customers to manage services and network devices located at the customer premises without compromising the security of the operations support network. It resides in a central office between the customer access point and the internal support network, which allows it to pass only authorized traffic while suppressing any unauthorized access attempts. Network managers have full visibility into the managed services and devices, while security personnel can administer pinpoint access rules using Check Point Firewall.
AIflextm  AIflex is an optical Ethernet aggregation line card that fits any of the AIswitch chassis systems. This product allows for local area network extension beyond the physical boundaries of a central office location over fiber optics. With AIflex, service providers gain the benefits of an IP network extension to remote sites without the cost of deploying routers at the edge of the network.
AIscouttm  AIscout streamlines network management and improves visibility at the network’s edge. Simplifying the integration of diverse network elements, AIscout provides a common point of connectivity. As part of a unified network management framework, it allows network operators to monitor, control and analyze faults in a network with a common point of remote and local access. With AIscout, service providers can improve network manageability, accelerate troubleshooting, reduce network maintenance costs and improve network reliability at smaller or remote sites.
AIremotetm-RTP  AIremote-RTP provides a flexible, affordable solution as a real time probe for proactive RF and data rate monitoring of remote cell sites. It ensures better management of base station performance from remote locations by recreating the user experience at the cell site. Using a proactive approach to managing RF path performance, troubleshooting of network data problems is accelerated and on-site user intervention is reduced. With AIremote-RTP, service providers will reduce operating costs, improve quality of service, enhance network reliability, increase revenue and lower testing and training costs.
AIremotetm  AIremote extends the intelligence of operations supports systems by enabling them to access out-of-band network management information beyond the central office — thereby delivering intelligence and control to the edge of the broadband access network. By providing a flexible, scalable means of managing and monitoring remote locations, this temperature-hardened device allows service providers to lower operating costs, reduce maintenance costs, decrease training costs and lower total cost of ownership.
AIvortextm  AIvortex is a scalable network bridging solution that allows service providers to aggregate remote sites without investing in an expensive router-based network. This compact, high-capacity solution is an effective means of reaching the outermost edges of a network without the commonly accepted technical complexities. With AIvortex, organizations gain a cost effective solution, multi-vendor interoperability, higher switch and transport network reliability, scalability and simplified deployment.
Sensor Management Unit  AI’s sensor management unit offers a unique mix of sensor physical interfaces, data networking and data processing capabilities in an integrated, environmentally hardened package. Incorpo-

Applied Innovation Inc.

--

rating best-of-breed network management and process automation capabilities, AI’s sensor management unit allows network designers to build scalable networks of sensors for protection of critical infrastructure. The AI sensor management unit is designed to support a wide range of third-party chemical, radiological, nuclear and biological sensors, as well as supporting infrastructure.
Financial Disclosures  Revenues from sales of hardware solutions are included in Products Sales in the Company’s consolidated financial statements and are described as Products Sales in the Company’s product-line revenue analysis in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Network Management Software Solutions
The Company offers several network management software (NMS) solutions to help telecommunications service providers manage their data communications networks.
AppliedViewtm  AppliedView consolidates all Applied Innovation equipment operations for improved system management. As the element management system for Applied Innovation equipment, AppliedView is integrated with HP OpenView® to provide an in-depth view of AI equipment and expand the reach of the management center to every AI network node. Its sophisticated yet easy-to-use graphical user interface (GUI), inventory control system, comprehensive menu system and firmware download scheduler provide all the tools necessary to monitor, provision and maintain installed Applied Innovation equipment. With AppliedView, service providers can accelerate problem resolution, simplify configuration of AI equipment, save time and money, speed recovery time in emergency situations and reduce administrative upgrade costs.
AIdirectortm  AIdirector is a solutions management system that provides centralized application management across a geographically diverse collection of un-staffed telecommunications sites.
Financial Disclosures  The Company generates software license fees from the sale of these NMS solutions. Such license fees and related third-party NMS equipment revenues are included in Products Sales in the Company’s consolidated financial statements and are described as Products Sales in the Company’s product-line revenue analysis in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
AI Network Management System Services  AI offers a complete suite of professional services, including detailed design, integration, test, installation, training and overall program management, that significantly reduce the complexity, time and cost involved in moving towards new generation systems. AI’s robust service offerings provide modularity, interoperability and openness — ensuring they are reliable, scalable and deliver a lower total cost of ownership. The Company’s innovative deployment methods provide customers with integrated, tested and installed systems that are ready for operation.
AI Deployment Services  AI offers extensive Deployment Services, including site management, detail engineering, furnishing, installation, test and turn-up. The Company’s roots in the telecommunications industry have yielded a highly trained, Telcordiatm-certified installation staff focused on meeting strict engineering standards and documentation requirements. It is a disciplined approach that carries over to every customer, industry and installation. The Company also offers an integrated method of deployment that unites customers’ disparate third-party equipment and systems. AI customers gain significant economies of scale because the Company can provide a large portion of the installation, cabling and configuration support prior to equipment and personnel arriving at the customer site.
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
Revenues from service work and maintenance contracts are classified as Services Sales in the Company’s consolidated financial statements and are described as Services Sales in the Company’s product-line revenue analysis in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Applied Innovation Inc.

--

Manufacturing and Operations

The Company designs the printed circuit boards, chassis enclosures and other hardware used in its products at its Dublin facility. These product designs are proprietary designs of the Company. Under the supervision of the Vice President of Operations and Services and the Company’s Quality Control organization, printed circuit boards, chassis enclosures and power supplies used in each of the Company’s products are contracted out to third-party manufacturing firms for assembly. These subassemblies are then shipped to the Company for testing and final assembly. Procurement of materials is driven through an enterprise resource planning (ERP) system with production forecasts supplied to contract firms for component ordering from sources supplied and approved by the Company. The Company maintains and controls all documentation and process requirements for products manufactured by the contract assembly firms. The Company utilizes multiple assembly firms and is, therefore, not dependent on any single third-party manufacturer.
The Company performs multiple inspections on its products as well as various test procedures prior to shipment to customers. These processes are designed to assure product performance and reliability in the environments in which the products will be used. The Company has made and continues to make significant investments to attain quality assurance consistent with stringent industry standards. The Company develops and manufactures its products in accordance with NEBS and Generic Industry-standard Telcordia Equipment Requirements guidelines. The Company is International Standards Organization 9001:2000 (ISO 9001:2000) certified and became TL9000 certified in March 2004.
We also sub-license, OEM and partner with a variety of third party equipment providers.
Marketing, Business Development and Sales

The Company’s products and services are sold primarily through its own sales force, except for independent sales agents and distributors in Australia, Latin and South America, South Africa and Canada. The Company is exploring alternative distribution channels to allow sales of the Company’s products to markets that are not easily accessible or cost effective for its own sales force. In addition to the Dublin, Ohio headquarters, the Company maintains a sales office in Denver, Colorado.
The Company generates a large portion of its annual revenues from a small number of customers with whom the Company has done business for many years. Company sales personnel work with network operations managers, engineers and planners to determine network management requirements, the timing of individual projects and the customers’ funding for such projects. The Company generally has master purchase agreements with its largest recurring customers, and receives individual purchase orders from customers as Company products and services are required.
For new customers, sales leads are generated through targeted marketing efforts such as direct mail to telecommunications service providers and through product advertising and trade shows. Sales leads are followed up by personal contact from the Company’s sales and marketing staff. If sufficient interest exists, an on-site visit may be scheduled for the purpose of making a sales presentation, which may include a product demonstration.
The technical complexity of the Company’s products and the relative large size of customers create a long sales cycle for the Company’s products. The technical nature of the products requires a sales force that is highly trained and technically experienced. The Company’s sales force receives incentive compensation based on sales level achievement.
Significant Customers

A significant portion of the Company’s revenues have been derived from substantial orders placed by large organizations, such as the Regional Bell Operating Companies (RBOCs). As a result, the Company’s sales often have been concentrated among a relatively small number of customers. In 2005, sales to Verizon, at&t, Telkom SA, and Verizon Wireless represented approximately 81% of total sales. In fiscal 2004 SBC, Verizon, and Verizon Wireless represented 75% of the Company’s total sales. In 2003 Verizon, SBC, and Qwest represented approximately 74% of the Company’s total sales. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of the Company’s revenues in future periods.
Research and Development

The Company’s research and development (R&D) activities are coordinated with product management and sales with specific focus on customer and market requirements. Enhancements to AIswitch are focused on improving the security capabilities of the product and adding functionality in its set of line cards, including AIconnect, AIextend and AIfirewall. These feature upgrades allow a service provider to seamlessly transition to next generation operations support systems, integrate new elements into their systems more efficiently, aggre-

Applied Innovation Inc.

--

gate remote sites over multiple physical media, improve network security and adapt the information flowing across the product for more rapid implementation of customer-driven applications. Enhancements to the Company’s AIremote product are also planned to address additional applications with service providers for outside plant and cell site applications, including enhanced networking and security features.
Enhancements are in development for the AIremote-RTP product to provide capability for more data network performance monitoring for both CDMA EV-DO and UMTS networks.
The Company also expects to enhance the AIdirector to add application solution suites and additional site management features.
The Company spent $4,416,058, $5,119,677 and $5,575,652 on Company-sponsored R&D during the fiscal years ended December 31, 2005, 2004 and 2003, respectively, or approximately 14% of annual sales in 2005 and 16% of annual sales in 2004 and 2003.
Services, Customer Service and Warranty

The Company offers its customers a variety of services such as technical support, project management, training, detail engineering, installation, test and turn-up. Project managers interface between the Company and customers for installation of new products and services and upgrades of existing products. The project manager is also responsible for certifying the system for full operation. Following installation, account managers maintain contact with the customers to ensure customer satisfaction.
The Company’s field service department provides design, integration and installation services for telecommunications network equipment. The Company believes that its field service department complements and enhances the sale of its products.
The Company designs training programs to educate the customer’s system administration, operations and maintenance personnel to operate its products and application solutions. Classes are available on-line and at the customer’s site or at the Company’s headquarters. Additional training is also offered to the customer during system upgrades and for new operations personnel.
The Company warrants its products for a minimum of one year after the sale. Customers may also purchase extended maintenance contracts with guaranteed overnight factory replacement service for circuit boards or system modules in the event of equipment failure. Software revisions to the Company’s products are also available as part of the extended maintenance contracts, or may be purchased by the customer. For an additional charge, on-site spares are available for those customers who require immediate replacement. For warranty-related issues and customers with extended maintenance agreements, the Company also provides a 24-hour Service Hotline and web-based support for instant access to its field service and support departments.
Warranty expenses represented approximately 0.9%, 1.7% and 2.3% of annual sales in 2005, 2004 and 2003, respectively.
Competition

There are numerous manufacturers of data communications equipment. Manufacturers of these products frequently specialize their products for specific applications and could enter the Company’s target markets. Significant competition exists from several well-established companies having resources superior to those of the Company and from other aggressive companies.
Competition for the Company’s hardware products arises primarily from the following equipment suppliers: ADC, Carrier Access Corporation, Cisco Systems, Datatek Corp., DPS Telecom, Eastern Research, Juniper and Quest Controls.
Competition for the Company’s service offerings includes internal solutions, offerings from other HP OpenView resellers and independent software vendors including Micromuse, Harris Corporation and TTI Telecom.
Intellectual Property

The Company uses a combination of trade secrets, trademarks, copyrights, nondisclosure and other contractual agreements to establish and protect its proprietary rights. The Company currently has no patents or patent applications pending. Despite its efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary.
Suppliers and Raw Materials

The Company purchases raw material and licenses technology from a number of domestic and foreign sources. Several of the Company’s products include technology licensed from third parties, including components of its routing, radio frequency and firewall technologies. The Company believes that currently there are acceptable alternatives to the suppliers of raw material and technology used in its products.

Applied Innovation Inc.

--

Seasonality

The Company’s business has experienced and is expected to continue to experience significant seasonality. The seasonality in the Company’s business is due, in part, to an increase in capital expenditures by customers in certain quarters. Generally, the Company’s sales are weaker in the first quarter and stronger in the fourth quarter.
Personnel

As of February 22, 2006, the Company had 108 full-time and part-time employees. The Company’s employees are distributed among the following departments: Sales and Marketing 24; Research and Development 37; Services 17; Administration 12; and Operations 18.

Item One A: Risk Factors
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results of operations for the year ended December 31, 2006, and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.
Because a small number of customers account for a high percentage of our sales and there are only a small number of potential customers in our industry, the loss of a key customer could have a negative impact on our business, operating results and financial condition.
A significant portion of our revenues in each fiscal quarter since our inception has been derived from substantial orders placed by large organizations, such as the Regional Bell Operating Companies (RBOCs). As a result, our sales often have been concentrated among a relatively small number of customers. In fiscal 2005, sales to our four largest customers represented approximately 81% of our total sales. In fiscal 2004 and 2003, sales to our three largest customers represented approximately 75% and 74%, respectively, of our total sales. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. None of our customers are contractually obligated to license or purchase additional products or services from us. As a result of this customer concentration, our business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that have accounted for significant sales in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. Furthermore, our customers are concentrated in the telecommunications industry. Accordingly, our future success depends upon the capital spending patterns of such customers and the continued demand by our customers for our products and services.
Many of our largest customers maintain collective bargaining agreements with their employees. Accordingly, they have been affected by labor strikes in the past and could be affected in the future. Such labor strikes may impact certain customers’ ability to place orders for our products, accept shipments or deploy products in their networks, and therefore, may impact our sales. Additionally, many of our largest customers have significantly reduced staffing over the last two years, including key customer personnel involved in purchasing decisions who are knowledgeable about us. The loss of key customer contacts could negatively impact future demand for our products and services.
Over the last 5 years, domestic telecommunications service providers have significantly reduced spending on new equipment and services, especially to their wireline networks. Additionally, any future mergers and acquisitions among our customers could impact future orders from such customers. Our operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of our customer concentration and factors affecting capital spending in the telecommunications industry.
A large portion of our revenues is derived from the sale, service and support of our AIswitch family of products and a decline in the demand for such product family could have a material adverse affect on our business, financial condition and results of operation.
Revenue from the sale, service and support of our AIswitch family of products has accounted for a substantial portion of our sales since inception. We believe that revenue from the sale, service and support of the central office products will continue to account for a majority of our total sales in fiscal 2006. Therefore, our future operating results, particularly in the near term, are dependent

Applied Innovation Inc.

--

upon the continued market acceptance of these products and improvements to the product framework. There can be no assurance that our central office products and software will continue to achieve market acceptance or that we will be successful in developing, introducing or marketing improvements to its products and applications. The life cycles of such products are difficult to estimate due in large part to the effect of future product enhancements and competition. A decline in the demand for central office products as a result of competition, technological change or other factors could have a material adverse effect on our business, operating results and financial condition.
Our ability to succeed in the future may depend upon our ability to adapt to rapidly changing technologies and customer requirements by our ability to enhance existing products and develop and introduce new products.
The market for our products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of our products are difficult to estimate. Our future success will depend on our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. We are attempting to ensure future success by continuing to invest in our research and development efforts. However, there can be no assurance that we will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards; that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features; or that our new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. If we are unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, our business, operating results and financial condition could be materially adversely affected.
The introduction or announcement of products by us or one or more of our competitors embodying new technologies, or changes in industry standards or customer requirements, could eventually render our existing products obsolete or unmarketable. The introduction of new or enhanced versions of our products requires us to manage the transition from older products in order to minimize disruption in customer ordering. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of its competitors will not cause customers to defer purchasing our existing products. Such deferment of purchases could have a material adverse effect on the Company’s business, operating results and financial condition.
The market for supplying equipment and services to telecommunications service providers is highly competitive, and, if we cannot compete effectively, our ability to grow our business or even to maintain revenues and earnings at current levels, will be impaired.
There can be no assurance that our current or potential competitors will not develop products comparable or superior to those developed by us or adapt more quickly than us to new technologies, evolving industry trends or changing customer requirements. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us will not have a material adverse effect on our business, operating results and financial condition.
Our products are dependent in part upon our proprietary technology.
Our success and ability to compete are dependent in part upon our proprietary technology. We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We currently have no patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps taken by us to protect our proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that we will not receive future communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties. We expect that technology companies will be increasingly subject to infringement claims as the number of products and competitors in our indus-

Applied Innovation Inc.

--

try segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of product infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology, our business, operating results and financial condition could be materially adversely affected.
We rely on certain software that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. There can be no assurance that these third party software licenses will continue to be available to us on commercially reasonable terms or at all. Although we believe that alternative software is available from other third-party suppliers, the loss of or inability to maintain any of these software licenses or the inability of the third parties to timely and cost-effectively enhance their products in response to changing customer needs, industry standards or technological developments could result in delays or reductions in product shipments by us until equivalent software could be developed internally or identified, licensed and integrated, which could have a material adverse effect on our business, operating results and financial condition.
We rely on the availability of raw materials and licensed technology on commercially reasonable terms for our products.
We purchase raw material (primarily electronics parts and chassis assemblies) and license technology from a number of domestic and foreign sources. Several of our products include technology licensed from third parties, including components of our routing, radio frequency and firewall technologies. We believe that currently there are acceptable alternatives to the suppliers of raw material and technology used in our products. There can be no assurance that raw material and technology will continue to be available to us on commercially reasonable terms or at all. If we are unable to procure the necessary raw material or technology, our business, operating results and financial condition could be materially adversely affected.
If we are unable to meet our additional capital needs in the future, we may miss expansion opportunities or find ourselves unable to respond to actions by our competitors, which could impair our competitive position and hurt sales and earnings.
We currently anticipate that our existing cash, cash equivalents, investments, cash to be generated from future operations and funds which may be obtained from future financing activities will provide sufficient capital to meet our currently anticipated business needs. See “Management’s Discussion and Analysis of Financial Condition and the Results of Operations — Liquidity and Capital Resources.” We may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including more rapid expansion or acquisitions of complementary businesses or technologies, or to develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures and our business, operating results and financial condition could be materially adversely affected.
Our historical operating results may not necessarily be indicative of our future growth.
Historically, we have experienced fluctuations in sales and net income (loss). Any growth rates in prior periods should not be considered indicative of future growth, if any. There can be no assurance that our sales will grow or be sustained in future periods or that we will be profitable in any future period.
Product problems may seriously harm our credibility and have a significant impact on our revenues, earnings and growth prospects.
Products as complex as those offered by us may contain defects that may cause operational failures when introduced or when new versions or enhancements are released. We have in the past discovered defects in certain of our products. Although we have remedied all known material defects in our products, there can be no assur-

Applied Innovation Inc.

--

ance that, despite testing by us and our customers, errors will not be found in existing or new products or releases, resulting in delay or loss of revenue, loss of market share, failure to achieve market acceptance or substantial warranty expense. Any such occurrence could have a material adverse effect on our business, operating results and financial condition.
We may fail to meet market expectations because of fluctuations in our quarterly operating results, which could cause our stock price to decline. In addition, a small number of customers account for a high percentage of our net sales; there are only a small number of potential major customers in our primary markets, and the loss of a key customer could have a negative impact on our operating results and cause our stock price to decline.
Our quarterly operating results have in the past and will in the future vary significantly depending on factors such as the timing of significant orders and shipments; capital spending patterns of our customers; changes in the regulatory environment; changes in pricing policies by us or our competitors; the lengthy sales cycle of our products; increased competition; mergers and acquisitions among customers; personnel changes; demand for our products; the number, timing and significance of new product and product enhancement announcements by us and our competitors; our ability to develop, introduce and market new and enhanced versions of our products on a timely basis; and the mix of direct and indirect sales and general economic factors. A significant portion of our revenues has been, and will continue to be, derived from substantial orders placed by large organizations, such as the RBOCs, and the timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in our operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly sales and operating results have been and will continue to be difficult to forecast. Revenues are also difficult to forecast because our sales cycle, from initial evaluation to product shipment, varies substantially from customer to customer. For these and other reasons, the sales cycle associated with the purchase of our products is typically lengthy and subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews, over which we have little or no control. Our expense levels are based, in part, on our expectations as to future revenue levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of our expenses vary with sales, net income (loss) may be disproportionately affected by a reduction in sales. Our business has experienced and is expected to continue to experience significant seasonality, in part due to an increase in capital expenditures by customers in certain quarters. Based upon all of the foregoing, we believe that quarterly sales and operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter, our sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock could be materially adversely affected.
We rely on the expertise of certain key personnel.
Our success depends to a significant degree upon the continuing contributions of our key management, sales, professional services, customer support and product development personnel. The loss of key management or technical personnel could adversely affect us. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled managerial, sales, professional services, customer support and product development personnel. We have at times experienced and continue to experience challenges in recruiting qualified personnel. Competition for qualified personnel is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Furthermore, competitors have in the past and may in the future attempt to recruit our employees. Failure to attract and retain key personnel could have a material adverse effect on our business, operating results and financial condition.
There is a limited market for trading in our common stock and our stock price has been volatile.
Although we are listed on the NASDAQ National Market, there can be no assurance that an active or liquid trading market in our common stock will continue. The market price of the shares of our common stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of technological innovations, new products or new contracts by us or our competitors, developments with respect to proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against

Applied Innovation Inc.

--

such a company. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.
We have certain anti-takeover provisions in our Certificate of Incorporation and Bylaws that may make it difficult for a third party to acquire us.
Certain provisions of Delaware law and our Certificate of Incorporation and By-Laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Our By-Laws provide for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for our company. Additionally, the directors and executive officers of the Company beneficially own approximately 39% of our common stock as of March 1, 2006. Such concentration of ownership may have the effect of delaying or preventing a change in control of our company.
Ownership of our common stock is concentrated among a few shareholders, who may be able to exert substantial influence over our company.
Our present directors and executive officers beneficially own approximately 39% of our common stock as of March 1, 2006. In particular, Gerard B. Moersdorf, Jr. beneficially owns approximately 38% of our common stock. Mr. Moersdorf’s beneficial ownership includes approximately 14% of our common stock held by Mr. Moersdorf’s former spouse because he has been granted an irrevocable proxy to vote such shares. As a result, Mr. Moersdorf, Jr. is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of our company.
We are subject to various regulations and may be a party to litigation from time to time.
We may be party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results or financial condition.
Item One B: Unresolved Staff Comments

None.
Item Two: Properties

The Company is headquartered in a 120,000 square foot modern corporate office and manufacturing facility in Dublin, Ohio. All of the Company’s manufacturing, administrative and research and development activities and a substantial portion of its marketing activities are conducted at this location. The Company owns the building and some adjacent properties which total approximately 38 acres. In addition, the Company leases an office facility in Denver, Colorado.
Item Three: Legal Proceedings

The Company has no material legal proceedings against it, other than ordinary litigation incidental to its business.
Item Four: Submission of Matters to a Vote of Security Holders

Not applicable.

Applied Innovation Inc.

--

Part Two

Item Five: Market for Registrant’s Common Equity and
Related Stockholder Matters
The Company’s common stock is traded on the NASDAQ National Market. The following table sets forth, for the periods indicated, the high and low prices for the Company’s common stock. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

	2005		2004

	High	Low	High	Low

Q1	$4.02	$3.28	$8.00	$4.85
Q2	$4.96	$3.43	$5.62	$3.79
Q3	$5.37	$3.84	$4.31	$2.84
Q4	$3.91	$3.20	$4.25	$2.86

At March 1, 2006, the Company had 455 stockholders of record.
The Company has not paid any cash dividends and presently anticipates that all of its future earnings will be retained for development of its business. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The payment of any future dividends would be at the discretion of the Company’s Board of Directors and would depend upon, among other things, future earnings, operations, capital requirements, general financial condition of the Company and general business conditions.

Applied Innovation Inc.

--

Item Six: Selected Financial Data

The table below presents selected operating and balance sheet data for the years ended and as of December 31, 2005, 2004, 2003, 2002 and 2001. The Company derives the selected financial data for those periods and as of those dates from its audited financial statements. This selected financial data should be read in conjunction with “Item Seven. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item Eight. Financial Statements and Supplementary Data.”
Selected Consolidated Financial Data

Years Ended December 31,	2005	2004	2003	2002	2001

Operating Data:
Sales	$31,689,787	$31,396,937	$33,968,086	$42,961,011	$73,019,150
Cost of sales	13,956,778	14,524,397	16,353,637	23,556,671	39,251,716

Gross profit	17,733,009	16,872,540	17,614,449	19,404,340	33,767,434
Selling, general and administrative expenses	10,184,754	13,178,399	13,689,576	18,413,456	22,183,578
Research and development expenses	4,416,058	5,119,677	5,575,652	7,084,646	9,648,898
Restructuring charges	873,083	605,804	(32,237)	2,890,155	292,330

Total operating expenses	15,473,895	18,903,880	19,232,991	28,388,257	32,124,806

Income (loss) from operations	2,259,114	(2,031,340)	(1,618,542)	(8,983,917)	1,642,628

Interest and other income, net	821,866	451,756	393,057	597,137	1,350,338

Income (loss) before income taxes	3,080,980	(1,579,584)	(1,225,485)	(8,386,780)	2,992,966
Income tax (benefit) expense	978,000	(787,000)	(690,000)	(3,532,000)	755,000

Net income (loss)	$2,102,980	$(792,584)	$(535,485)	$(4,854,780)	$2,237,966

Basic income (loss) per share	$0.14	$(0.05)	$(0.04)	$(0.32)	$0.14

Diluted income (loss) per share	$0.14	$(0.05)	$(0.04)	$(0.32)	$0.14

Shares used in computing basic income (loss) per share	15,189,895	15,077,118	14,994,924	15,092,328	15,870,492

Shares used in computing diluted income (loss) per share	15,238,730	15,077,118	14,994,924	15,092,328	16,140,993

Balance Sheet Data:
Cash and short-term and non-current investments	$30,092,267	$25,697,634	$27,973,038	$23,964,017	$28,616,130
Net working capital	24,037,792	20,777,822	20,957,201	25,127,859	31,803,653
Total assets	50,507,466	47,397,922	49,882,879	50,384,908	60,847,804
Stockholders’ equity	45,389,807	42,939,795	43,476,636	43,299,366	50,903,912

Applied Innovation Inc.

--

Item Seven: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but are not limited to, all statements regarding intent, beliefs, expectations, projections, forecasts and plans of the Company and its management, and include any statements regarding future sales and other results of operations, the continuation or changes of historical trends, the sufficiency of The Company’s cash balances and cash generated from operating activities, research and development efforts and the future of the telecommunications industry or The Company’s business. These forward-looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for The Company’s products and services, competition, economic conditions, the fact that The Company may decide to substantially increase research and development expenditures to meet the needs of its business and customers, currently unforeseen circumstances which could require the use of capital resources and the various risks inherent in The Company’s business and other risks and uncertainties detailed from time to time in The Company’s periodic reports filed with the Securities and Exchange Commission. One or more of these factors have affected, and could in the future affect, The Company’s business and financial results in future periods and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by The Company, or any other person, that the objectives and plans of The Company will be achieved. All forward-looking statements made herein are based on information presently available to the management of The Company. The Company assumes no obligation to update any forward-looking statements.
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
The Company’s products and services help its customers to improve network quality and uptime and, at the same time, reduce network maintenance and repair costs. By leveraging its extensive knowledge of network infrastructure, its vendor-neutral methodology and its customer-centric approach, AI provides solutions which help customers better manage and control both their capital expenditures and their operating expenditures. Solutions are targeted to four primary markets in the U.S. and abroad: 1) telecommunications companies using wireline networks; 2) telecommunications companies using wireless networks; 3) government networks; and 4) international telecommunications service providers who address both wireline and wireless services in their respective territories. Its largest customers are the RBOCs, domestic wireless service providers and other large domestic and foreign phone companies.
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
The industry experienced positive growth in 2005 due to network buildouts, expansions, and next generation services that bundle to a converged end-user. The Company has conservatively managed the business through the promising growth and considers itself well positioned to continue the momentum into 2006. The Company continues to focus on customers, research and development spending to target specific areas that are aligned with the Company’s core competencies. The Company looks to

Applied Innovation Inc.

--

the upcoming year with great optimism in market growth by utilizing partners and value added solutions in both its wireline and wireless global markets.
Looking ahead to 2006, the Company is monitoring emerging trends in each of its markets. The following is an analysis of these trends, the Company’s positioning in each market and growth expectations for each in 2006.
Wireless  With the ongoing proliferation of media-rich wireless services, wireless service providers continue to deploy additional network capacity and coverage. The wireless carriers also continue to focus on differentiating their services based on quality, national network availability and broadband data applications. At the same time, industry consolidation, the emergence of virtual network operators and the threat of customer churn have created intense competition that will continue to limit the service providers’ pricing power. These factors all result in the wireless carriers focusing on projects to improve network coverage, expand capacity, enable advanced services such as broadband data and enhance network quality and reliability. All of these trends suggest the wireless service providers will place increased value on workforce automation, quality initiatives and consolidation of disparate networks as they strive for even greater operating efficiencies. AI is well-positioned to capitalize on these trends with its AIRemote, AIRemote XT and AIRemote-RTP intelligent network management devices. Looking into 2006, the Company plans to continue broadening its sales penetration in existing wireless accounts through direct sales and partner programs, add additional customers and find new applications and products to address changing marketplace needs, such as RF repeater monitoring, which brings network management capabilities to previously isolated coverage extension components of the wireless network. Double digit sales growth in wireless sales is planned in 2006.
Wireline  After several years of record spending in the late 1990’s, followed by several years of declining capital expenditures, wireline carrier spending appears to have stabilized. Market indicators suggest that capital expenditures by the largest carriers may show slight to modest growth in 2006. At the same time, the carriers continue to strive for efficiencies in their networks to minimize ongoing operating expenses. In response to the changing industry environment and trends, wireline carriers are focusing on Fiber to the Home (FTTH) and Fiber to the Premise (FTTP) initiatives. The Company’s objective is to ensure that its remote site monitoring, security and aggregation products become standard equipment for these deployments. In 2005, the Company received orders for a variety of products including AIflex and AIremote as part of a FTTP deployment at a large wireline customer. The Company expects such order flow to continue in 2006, as well as orders for AIfirewall, in support of the aforementioned major carrier initiatives. The Company believes the new products it has developed over the past several years, such as AIremote, AIfirewall, and AIextend have the flexibility, adaptability and IP features that provide value to the carriers as they move towards next-generation networks.
Overall Company sales are heavily concentrated with a few domestic wireline carriers. In 2005, the Company experienced a more stable buying pattern with budgets set the year before and orders being received based on rollout schedules. Looking into 2006, the Company is projecting slightly decreased wireline sales as compared to 2005 as spending on new initiatives and products has not grown fast enough to offset sales declines in the Company’s more mature products.
International  The business issues faced by foreign service providers are similar to those faced by domestic service providers as they attempt to roll-out new services such as DSL and broadband wireless data applications, update legacy networks to current standards and cut both capital spending and operating expenses. The Company’s products are well-suited to these challenges since AI has been solving many of these issues domestically for years through network mediation, network migration and workforce automation. In 2005, the Company nearly doubled its international sales from the prior year as it continued its strong partnerships overseas. Double digit sales growth is expected in 2006 from international business as demand from the Company’s South African customer remains strong and new customers are added in new territories.
Partners  The Company is growing its diversification by creating a full partners program. Growing an indirect channel allows the Company to utilize reseller, private label and OEM channels to provide increased opportunities and solutions into the marketplace. The Company expects initial results towards the latter half of 2006 from this program.
Government  The Company’s sensor management solution for the government market has produced modest results to date. We realize the government marketplace for our product is still in the development stage, and we do not expect to realize significant revenue from this product offering in the near future.
Sales Cycles, Seasonality, Sales Forecasting  Due to the complexity of the network management solutions provided, sales cycle can range from six months to

Applied Innovation Inc.

--

over two years for new product applications. The sales process begins with the discovery of complex and unique networking problems within new or existing customers. AI proposes solutions encompassing a mix of products, software and services, and then often tests these solutions for months in customers’ test labs or networks. Next, AI provides price quotes; the customer secures funding and develops deployment plans; and finally the customer begins ordering product. The time from order to delivery is generally measurable in days or weeks. Since the sales cycle is long, but delivery time is relatively short, the Company does not operate with large order backlogs and order forecasting is somewhat limited. In addition, the Company’s customer base is concentrated heavily among a limited number of large domestic service providers and orders follow the seasonal pattern described above. The Company attempts to mitigate uneven order flow from its customers by diversifying the mix of customers, markets, products, services and software.
Looking into the first quarter of 2006, the stable pattern described above is expected to repeat and a sequential decline in sales from the fourth quarter of 2005 to the first quarter of 2006 is likely. Overall for 2006, sales are expected to grow slightly as growth in wireless, international, and partner revenues are expected to balance the embedded mature base in wireline sales.
Comparison of 2005 to 2004

Total Sales and Gross Profit
Sales of $31,690,000 for the year ended December 31, 2005 increased 1% from the prior year’s sales of $31,397,000. Sales of $6,141,000 to wireless customers in 2005 decreased from prior year wireless sales of $7,584,000, due to excess customer inventories, created by a network standardization which occurred during 2005. Wireless sales represented 19% of total sales in 2005 compared to 24% in 2004. International sales increased from $2,074,000 in 2004 to $5,461,000 in 2005, an increase of 163%, due to the acceleration of a mandated rollout in our customer base in South Africa. International sales represented 17% of total sales in 2005, increasing from 7% of total sales in 2004. As wireline sales decreased from $21,615,000 in 2004 to $19,815,000 in 2005, total domestic sales dropped from $29,323,000 in 2004 to $26,228,000 in 2005. Wireline sales have continued to decrease as expected due to a mature product line, but the Company expects revenues to begin to stabilize. Ongoing business development in this market will continue to be evaluated for next generation products.
Because of the Company’s concentration of sales to a limited customer base, a small number of customers have historically comprised a substantial portion of the Company’s sales. Sales to four customers comprised 81% of sales in 2005, with each contributing between 15% and 26% of sales. In 2004, sales to three customers comprised 75% of sales, with each contributing between 18% and 35% of sales. Because of the direct correlation and relative importance of these significant customers’ capital spending patterns to the Company, deviations from historical spending levels could significantly impact the Company’s future operating results.
Gross profit as a percentage of total sales was 56% for the year ended December 31, 2005 as compared to 54% in the prior year. A significant increase in service margins from 2004 to 2005 contributed to the overall increase in gross profit margins.
The following table summarizes total sales and gross profit for products and services:

			Gross
	Sales	Gross Profit	Profit %

For the Year ended December 31, 2005:
Products	$25,835,000	$13,804,000	53%
Services	5,855,000	3,929,000	67%

Total	$31,690,000	$17,733,000	56%

For the Year ended December 31, 2004:
Products	$25,876,000	$13,785,000	53%
Services	5,521,000	3,088,000	56%

Total	$31,397,000	$16,873,000	54%

Products Sales and Gross Profit
In 2005, product sales of $25,835,000 decreased by $41,000 from the prior year. As a percentage of total sales, 2005 product sales represented 82% of total sales in both 2005 and 2004.
Product sales include revenues from the sales of the Company’s hardware products, as well as third-party hardware and software licensing revenues.
Gross profit on product sales was 53% for both the years ended December 31, 2005 and 2004. The Company expects overall product gross profit margins in 2006 to be slightly lower due to a greater percentage of sales from wireless, which typically has somewhat lower margins.

Applied Innovation Inc.

--

Services Sales and Gross Profit
Services sales of $5,855,000 were 18% of total 2005 sales, versus services sales of $5,521,000, or 18%, of total 2004 sales
Services sales include revenues from network planning and design, installation, project management, engineering services, training and maintenance.
Gross profit on services sales was 67% for the year ended December 31, 2005 compared to 56% for the prior year. The increase in gross profit on service sales in 2005 as compared to 2004 was primarily due to high utilization of services personnel, reduced use of consultants and an increased mix of relatively higher margin maintenance revenues. In 2006, services gross margins are expected to be similar to 2005 gross margins.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses decreased to $10,185,000 in 2005 from $13,178,000 in 2004. As a percentage of total sales, this represented 32% in 2005 and 42% in 2004. The decrease in SG&A spending was primarily attributable to reductions in salaries of $1,553,000, travel and entertainment of $417,000, depreciation and amortization of $355,000, and various other SG&A expenses. SG&A expenses in 2006 are anticipated to be higher than 2005 as a result of higher sales.
Research and Development Expenses
Research and development (R&D) expenses decreased from $5,120,000 in 2004 to $4,416,000 in 2005. As a percentage of total sales, this represented 14% in 2005 and 16% in 2004. The decrease in R&D expenses was primarily attributable to reduced salaries, commissions and bonuses of 666,000. In 2006, the Company plans to continue to invest in product enhancements and new product development to support changing industry trends, customer needs and ongoing diversification efforts.
Restructuring Charges
In 2004, the Company enacted two restructuring plans resulting in aggregate restructuring charges of $606,000 related to workforce reductions of approximately 25 employees throughout all departments.
In 2005, the Company enacted two restructuring events. In January 2005, the Company announced management changes resulting in the resignation of its then President and Chief Executive Officer, and its then Executive Vice President and Chief Operating Officer, and the election of a new President and Chief Executive Officer. In February 2005, the Company enacted a restructuring event affecting employees in sales, engineering, operations, services and administration. As a result of these actions, the Company incurred restructuring charges of $965,481, consisting of severance and other benefit costs. During the year, certain adjustments totaling $80,306 were made to decrease the accrual related to the October 2004 and January and February 2005 events because certain fringe benefit costs were less than originally estimated. The charges and adjustments are aggregated as a separate line item on the consolidated statement of operations.
As of December 31, 2005, the remaining restructuring accrual related to the plans enacted during 2005 was $27,695, consisting of employee separation costs. All remaining employee separation costs are expected to be paid in 2006.
Although the Company currently has no further restructuring or other cost reductions planned, it will continue to monitor industry and business conditions and will take further corrective action as necessary.
Interest and Other Income, Net
Total interest and other income, net increased to $822,000 in 2005 versus $452,000 in 2004. The overall increase was primarily due to increased interest rates, increased investments, and increased realized gains on the sale of investments.
Income Taxes
The Company’s effective income tax expense rate was 32% in 2005 compared to an effective tax benefit rate of 50% in 2004. The rates in 2004 exceeded the expected statutory rates primarily because of reductions made each year to certain income tax contingency reserves. Based on corresponding reductions in the related income tax exposures, the Company reduced such reserves by $379,000 in 2004.
Net Income (Loss) and Income (Loss) Per Share
Net income for 2005 was $2,103,000, or $0.14 per share, compared to the net loss of $793,000, or $0.05 per share, in 2004. The increase was attributable to increased gross margins and reductions in SG&A expenses. The weighted-average number of diluted shares outstanding was 15,239,000 for 2005 compared to 15,077,000 for 2004.
Assets
Total assets increased $3,109,000 in 2005, from $47,398,000 at December 31, 2004 to $50,507,000 at

Applied Innovation Inc.

--

December 31, 2005. The Company’s total cash and investments increased $4,394,000 from December 31, 2004 to December 31, 2005 as a result of operating, investing and financing activities which contributed $101,000 of cash during 2005. Net inventory increased $605,000 from December 31, 2004 to December 31, 2005 primarily as a result of order delays with the Company’s wireline customers, which were fulfilled in early 2006. Net property, plant and equipment decreased $642,000 from December 31, 2004 to December 31, 2005 as total purchases of $97,000 for the year were more than offset by depreciation expense and asset disposals.
Liabilities and Stockholders’ Equity
Total liabilities increased from $4,458,000 at December 31, 2004 to $5,118,000 at December 31, 2005. The total increase of $660,000 was primarily attributable to increases in accrued payroll of $464,000, related primarily to 2005 bonuses to be paid in 2006.
Total stockholders’ equity increased $2,450,000 in 2005, from $42,940,000 at December 31, 2004 to $45,390,000 at December 31, 2005. In addition to the current year comprehensive income of $2,034,000, there was an increase of $416,000 related to stock option exercises, stock issued under the employee stock purchase plan and stock issued to non-employees for services rendered.
Comparison of 2004 to 2003

Total Sales and Gross Profit
Sales of $31,397,000 for the year ended December 31, 2004 decreased 8% from the prior year’s sales of $33,968,000. Despite continued strength in the wireless market and growth in sales to the Company’s international customers, total sales decreased primarily as a result of lower domestic wireline sales. Sales of $7,584,000 to wireless customers in 2004 more than doubled from prior year wireless sales of $3,130,000. Wireless sales represented 24% of total sales in 2004 compared to 9% in 2003. Primarily resulting from increased spending by the Company’s largest international customer, international sales increased from $1,043,000 in 2003 to $2,074,000 in 2004, an increase of 99%. International sales represented 7% of total sales in 2004, increasing from 3% of total sales in 2003. However, the growth in wireless and international sales was not enough to overcome the lower wireline sales domestically. As wireline sales decreased from $29,244,000 in 2003 to $21,615,000 in 2004, total domestic sales dropped from $32,925,000 in 2003 to $29,323,000 in 2004.
Because of the Company’s concentration of sales to a limited customer base, a small number of customers have historically comprised a substantial portion of the Company’s sales. Sales to three customers comprised 75% of sales in 2004, with each contributing between 18% and 35% of sales. In 2003, sales to three customers comprised 74% of sales, with each contributing between 11% and 35% of sales. Because of the direct correlation and relative importance of these significant customers’ capital spending patterns to the Company, deviations from historical spending levels could significantly impact the Company’s future operating results.
Gross profit as a percentage of total sales was 54% for the year ended December 31, 2004 as compared to 52% in the prior year. A significant increase in service margins from 2003 to 2004 contributed to the overall increase in gross profit margins.
The following table summarizes total sales and gross profit for products and services:

			Gross
	Sales	Gross Profit	Profit%

For the Year ended December 31, 2004:
Products	$25,876,000	$13,785,000	53%
Services	5,521,000	3,088,000	56%

Total	$31,397,000	$16,873,000	54%

For the Year ended December 31, 2003:
Products	$27,076,000	$14,664,000	54%
Services	6,892,000	2,950,000	43%

Total	$33,968,000	$17,614,000	52%

Products Sales and Gross Profit
In 2004, product sales of $25,876,000 decreased by $1,200,000, or 4%, from the prior year. This decrease was due primarily to the decrease in orders from the Company’s domestic wireline customers. As a percentage of total sales, 2004 product sales represented 82% of total sales as compared to 80% in 2003.
Product sales include revenues from the sales of the Company’s hardware products, as well as third-party hardware and software licensing revenues.
Gross profit on product sales was 53% for the year ended December 31, 2004 comparable with 54% for the prior year.
Services Sales and Gross Profit
Services sales of $5,521,000 were 18% of total 2004 sales, versus services sales of $6,892,000, or 20%, of

Applied Innovation Inc.

--

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
Interest and Other Income, Net
Total interest and other income, net increased to $452,000 in 2004 versus $393,000 in 2003. The overall increase was primarily due to reduced interest expense and increased realized gains on the sale of investments. The decrease in interest expense was primarily due to the maturity of the Company’s note payable which came due in August 2004.
Income Taxes
The Company’s effective income tax benefit rate was 50% in 2004 compared to an effective tax benefit rate of 56% in 2003. The rates in both years exceeded the expected statutory rates primarily because of reductions made each year to certain income tax contingency reserves. Based on corresponding reductions in the related income tax exposures, the Company reduced such reserves by $379,000 in 2004 and $351,000 in 2003. Relative to the associated pre-tax loss for the year, the reductions in 2004 had less impact on the effective income tax benefit rate than the reductions in 2003.
Net Loss and Loss Per Share
Net loss for 2004 was $793,000, or $0.05 per share, compared to the net loss of $535,000, or $0.04 per share, in 2003. The weighted-average number of shares outstanding was 15,077,000 for 2004 compared to 14,995,000 for 2003.
Assets
Total assets decreased $2,485,000 in 2004, from $49,883,000 at December 31, 2003 to $47,398,000 at December 31, 2004. The Company’s total cash and investments decreased $2,275,000 from 2003 to 2004 as a result of operating, investing and financing activities which consumed $2,257,000 of cash during 2004. Working capital changes included an increase in accounts receivable of $1,209,000 due to high sales volume at the end of the year. Net inventory decreased $422,000 primarily as a result of the Company’s efforts to reduce its working capital investment, as well as high December sales volume depleting available inventory. Other current assets decreased $684,000 due to the receipt of deposit returns and refunds for insurance. Net property, plant and equipment decreased $519,000 as total purchases of $647,000 for the year were more than offset by depreciation expense and asset disposals. The other noteworthy change in assets was the $587,000 increase in deferred income taxes primarily as a result of the Company generating net operating loss carryforwards.

Applied Innovation Inc.

--

Liabilities and Stockholders’ Equity
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
Total stockholders’ equity decreased $537,000 in 2004, from $43,477,000 at December 31, 2003 to $42,940,000 at December 31, 2004. Partially offsetting the current year comprehensive loss of $822,000 was an increase of $267,000 related to stock option exercises, stock issued under the employee stock purchase plan and stock issued to non-employees for services rendered.
Liquidity and Capital Resources

Net working capital was $24,038,000 at December 31, 2005 compared to $20,778,000 at December 31, 2004. At December 31, 2005, the current ratio was 5.7:1 and the Company had no debt outstanding.
The Company had $30,092,000 of cash and cash equivalents and short- and long-term investments at December 31, 2005, an increase of $4,394,000 from the December 31, 2004 balance of $25,698,000.
Operating Activities
In 2005, operating activities provided cash of $4,139,000. In addition to the $2,103,000 net income, significant components of cash flows from operations included: non-cash depreciation and amortization expenses of $698,000; non-cash deferred income tax expense of $903,000; increased inventory of $605,000; and decreased accounts receivable of $385,000.
Investing Activities
Investing activities in 2005 used $4,419,000 in cash, due primarily to the fact that purchases of investments exceeded proceeds from the maturities and sales of investments.
Financing Activities
Financing activities provided $380,000 of cash in 2005, resulting from proceeds of $380,000 from the issuance of common stock for stock option exercises, payments to non-employees and purchases under the employee stock purchase plan.
The Company believes that its existing cash, cash equivalents, investments and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the end of 2006. In addition, the Company believes it could generate additional funding through issuance of debt or equity or through the sale of land if the Company’s working capital needs significantly increase due to circumstances such as sustained weakness in the telecommunications industry resulting in decreased demand for the Company’s products and services and operating losses; faster than expected growth resulting in increased accounts receivable and inventory; additional investment or acquisition activity; or significant research and development efforts. However, there can be no assurance that additional financing will be available on terms favorable to the Company or at all.
Application of Critical Accounting Policies

The Company applies certain accounting policies, which are critical in understanding the Company’s results of operations and the information presented in the consolidated financial statements. Because these policies require judgment and involve choices among alternatives, reported results could vary materially if different assumptions or policies were utilized. Critical accounting policies and estimates include:
Revenue Recognition  Revenue is generally recognized on product sales as products are delivered and ownership and risk of loss are transferred. In certain limited situations, customers may request that products are built and prepared for shipment but held temporarily by the Company on the customer’s behalf. In those instances, revenue is recognized when all other terms and obligations of the sale are met, including transfer of ownership and risk of loss.
The Company also derives revenue from the sale of network management system projects that may include a combination of the following multiple elements: internally developed software and hardware; resale of third-party software and related computer equipment; installation, training and consulting services; and Company-provided and third-party maintenance and support agreements for the software and equipment. In a multiple element ar-

Applied Innovation Inc.

--

rangement, revenue from the individual elements is unbundled based on their relative fair values and recognized as follows:

–	Revenue on internally developed software and hardware is recognized in accordance with the following four elements of revenue recognition: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the related fee is fixed and determinable and (4) collectibility is probable. Software license fees are generally recognized when the software product has been delivered, which is generally the point at which all four criteria have been met.

–	Third-party software and equipment revenue are recognized when delivery has occurred and ownership and risk of loss have transferred. Revenue from resale of third-party maintenance contracts is generally recorded upon delivery of the maintenance agreement, provided the Company has no significant continuing obligation related to the maintenance contract.

–	Revenue from installation, training and consulting services is recognized as the services are delivered or upon project completion.

–	Revenue from maintenance and support agreements is recognized straight-line over the term of the related agreement.
The Company also generates revenue from the activities of its services division. Installation service projects are typically short-term projects that are billed and accepted by the customer on a project-by-project basis, with revenue recognized upon project completion. Revenues from maintenance contracts are recognized straight-line over the related maintenance period.
Sales Return Allowances  Other than issues involving warranty claims, customers generally do not have the right to return products. However, in certain limited circumstances as defined in contracts, customers are permitted to return products. The Company establishes a sales return allowance, when necessary, reflecting its estimate of such product returns. The estimate is based on a number of factors, including the contract provisions, the Company’s understanding of each customer’s forecasted usage of previously purchased products and the estimated likelihood that customers will return products. At December 31, 2005 and 2004, the Company had no sales return allowances recorded.
Allowance for Doubtful Accounts  The Company sells to its customers on credit, generally requiring payment within thirty days from delivery. Since the Company’s customer base is generally comprised of very large, well-funded service providers, the Company’s historical credit risk has been very low. However, the Company does establish allowances against accounts receivable for potentially uncollectible amounts. The Company estimates necessary allowances based on its analysis of customers’ outstanding receivables at the individual invoice level, the customers’ payment history and any other known factors concerning their current financial condition and ability to pay. After the Company has exhausted its collection efforts and determined that amounts are uncollectible at the individual invoice level, such amounts are charged off against the allowance. To the extent any customers unexpectedly become insolvent or unable to pay amounts due, the allowance estimates may be incorrect. Further, the Company has not historically provided vendor financing to its customers, and currently has no plans to do so.
Inventory  The Company records inventory utilizing standard costs, which approximate actual costs on a first-in, first-out basis. Additionally, the Company carries inventory at the lower of cost or market. The Company periodically estimates its necessary reserve for inventory obsolescence to ensure inventory balances are properly stated. Such estimates are based on inventory quantities on hand, sales forecasts for particular products, overall industry trends that may affect individual product lines, as well as fluctuations in component prices from suppliers. Continued weak demand and falling component prices could impact the valuation of the Company’s inventory.
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
Warranty  The Company generally warrants its products for a minimum of one year after sale. Based primarily on historical experience and any known warranty issues with existing products, the Company estimates its expected future warranty costs and accrues such costs at the time of sale. Warranty costs generally consist of labor and materials to repair defective parts, replacement parts, shipping costs to replace materials, and labor and travel costs associated with customer site visits to repair products or correct prior service work. As the Company

Applied Innovation Inc.

--

introduces new products using new technology or if defects are found in widely distributed products, the Company’s estimates of future warranty costs could be inaccurate.
Income Taxes  The Company utilizes the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and respective tax bases. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be recognized. The Company’s provision for income taxes involves estimates of taxable income for federal, state and local purposes in various taxing jurisdictions as well as estimated research and experimentation credits, estimated credits related to foreign sales and estimated tax contingency reserves for any known tax exposures, all of which could be subject to change in the event of an audit by the Internal Revenue Service.
Stock-Based Compensation  Under various stock option plans, the Company has issued stock options to employees and members of the Company’s Board of Directors. The Company applies the intrinsic value-based method of accounting for its fixed plan stock options and therefore must record compensation expense for any options granted with an exercise price less than the current market price at the date of grant. Because the Company has not granted any options with exercise prices less than market prices at the date of grant, the Company has not recorded any compensation expense in its consolidated statements of operations.
Under its employee stock purchase plan, the Company has issued stock to eligible employees at 90% of fair market value on the first or last business day of the offering period, whichever is lower. The Company applies the intrinsic value-based method of accounting for stock purchases under the employee stock purchase plan. Because the Company’s stock purchase plan qualifies under Section 423 of the Internal Revenue Code and is considered non-compensatory, the Company has not recorded any compensation expense in its consolidated statements of operations.
Had the Company accounted for its stock options and stock purchases under its employee stock purchase plan using the Black Scholes option-pricing model, a fair value-based method, rather than an intrinsic value-based method, the Company would have recognized additional compensation expense, net of related tax effects, of approximately $1,230,000, $1,470,000 and $1,320,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
The Company has issued shares of stock to non-employees in exchange for goods or services. The Company accounts for such transactions based on the fair value of the stock issued or the goods or services received, whichever is more reliably measurable. During 2005, the Company recorded expenses of $8,000 as a result of issuing stock to members of its government Executive Advisory Board in exchange for services rendered.
Use of Estimates  In addition to the above critical accounting policies, the Company utilizes certain estimates in preparing its consolidated financial statements. Because these estimates are inherently subjective and affect the reported amounts of assets and liabilities as well as contingent assets and liabilities, different estimates would yield different results as reported in the consolidated financial statements. Areas that involve utilization of significant estimates include accounting for doubtful accounts, inventory obsolescence, estimated useful lives of property, plant and equipment and intangible assets, depreciation and amortization, sales returns, warranty costs, income taxes and contingencies. The Company’s experience has indicated historical estimates have been reasonable and the Company has been able to reasonably estimate its exposures related to these areas.
Contractual Obligations and
Commercial Commitments

The Company is obligated over the next year for office space under various operating leases. Future minimum lease payments, net of estimated sublease payments under these leases, are $16,000 in 2006.
Purchase obligations represent an estimate of open purchase orders in the ordinary course of business for which the Company had not received the goods or services as of December 31, 2005.

Applied Innovation Inc.

--

The following summarizes the Company’s contractual obligations at December 31, 2005:

	Payments due by period

	Total	Less than 1 year

Operating leases	$16,000	$16,000
Purchase obligations	476,000	476,000

Total	$492,000	$492,000

Impact of Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable. The provisions of this Statement become effective for fiscal years beginning after December 15, 2005. Statement 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In December 2004, the FASB issued Statement No. 123R, Share Based Payment, a revision of Statement No. 123, Accounting for Stock-Based Compensation and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123R requires the Company to expense grants made under the stock option and employee stock purchase plans. Statement 123R is effective for fiscal years commencing on or after June 15, 2005. Consistent with the provisions of the new standard, the Company intends to adopt Statement 123R in the first quarter of 2006. Upon adoption of Statement 123R, amounts previously disclosed under Statement 123 will be recorded in the consolidated statements of operations. The Company currently measures compensation costs related to its share-based awards under APB 25, as allowed by Statement 123. Information about the fair value of stock options under the Black-Scholes model and its pro forma impact on the Company’s net income (loss) and earnings (loss) per share can be found in Note 1 to the consolidated financial statements.
In December 2004, the FASB issued Statement No. 153, Exchanges of Non-monetary Assets — an Amendment of APB Opinion No. 29. Statement 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of Statement 153 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In November 2004, the FASB issued Statement No. 151, Inventory Costs. Statement 151 amends the guidance in Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of Statement 151 will have a material impact on its financial position, results of operations or cash flows.
Item Seven A: Quantitative and Qualitative
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

Applied Innovation Inc.

--

Item Eight: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Applied Innovation Inc.:
We have audited the accompanying consolidated balance sheets of Applied Innovation Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Innovation Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Columbus, Ohio
March 9, 2006

Applied Innovation Inc.

--

Consolidated Balance Sheets

December 31,	2005	2004

Assets
Current assets:
Cash and cash equivalents	$9,874,406	$9,773,586
Short term investments	10,477,682	6,921,644
Accounts receivable, net of allowance of $150,000 in 2005 and $115,000 in 2004	4,273,406	4,657,914
Inventory, net	2,997,403	2,392,379
Other current assets	523,554	571,426
Deferred income taxes	1,009,000	919,000

Total current assets	29,155,451	25,235,949
Property, plant and equipment, net	5,898,916	6,540,850
Investments	9,740,179	9,002,404
Goodwill	3,525,801	3,525,801
Deferred income taxes	808,000	1,758,000
Other assets	1,379,119	1,334,918

	$50,507,466	$47,397,922

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,029,777	$853,440
Accrued expenses:
Warranty	336,000	425,000
Payroll and related expenses	1,275,036	810,608
Restructuring	27,695	139,020
Income taxes payable	321,965	360,917
Taxes, other than income taxes	396,484	398,974
Other accrued expenses	628,658	568,917
Deferred revenue	1,102,044	901,251

Total current liabilities	5,117,659	4,458,127
Stockholders’ equity:
Preferred stock; $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock; $.01 par value; authorized 55,000,000 shares; issued and outstanding 15,230,408 shares in 2005 and 15,107,367 shares in 2004	152,304	151,074
Additional paid-in capital	6,839,219	6,424,655
Retained earnings	38,455,848	36,352,868
Accumulated other comprehensive (loss) gain, net	(57,564)	11,198

Total stockholders’ equity	45,389,807	42,939,795

	$50,507,466	$47,397,922

See accompanying notes to consolidated financial statements.

Applied Innovation Inc.

--

Consolidated Statements of Operations

Years ended December 31,	2005	2004	2003

Sales:
Products	$25,834,456	$25,876,037	$27,076,251
Services	5,855,331	5,520,900	6,891,835

Total sales	31,689,787	31,396,937	33,968,086
Cost of sales:
Products	12,030,064	12,091,272	12,411,771
Services	1,926,714	2,433,125	3,941,866

Total cost of sales	13,956,778	14,524,397	16,353,637

Gross profit	17,733,009	16,872,540	17,614,449
Operating expenses:
Selling, general and administrative	10,184,754	13,178,399	13,689,576
Research and development	4,416,058	5,119,677	5,575,652
Restructuring charges	873,083	605,804	(32,237)

Total operating expenses	15,473,895	18,903,880	19,232,991

Income (loss) from operations	2,259,114	(2,031,340)	(1,618,542)
Interest and other income, net	821,866	451,756	393,057

Income (loss) before income taxes	3,080,980	(1,579,584)	(1,225,485)
Income tax expense (benefit)	978,000	(787,000)	(690,000)

Net income (loss)	$2,102,980	$(792,584)	$(535,485)

Income (loss) per share:
Basic income (loss) per share	$0.14	$(0.05)	$(0.04)

Diluted income (loss) per share	$0.14	$(0.05)	$(0.04)

Weighted-average shares outstanding for basic income (loss) per share	15,189,895	15,077,118	14,994,924

Weighted-average shares outstanding for diluted income (loss) per share	15,238,730	15,077,118	14,994,924

See accompanying notes to consolidated financial statements.

Applied Innovation Inc.

--

Consolidated Statements of Stockholders’ Equity

	Common stock					Accumulated
				Note		other
	Number		Additional	receivable for		comprehensive
	of shares		paid-in	common	Retained	gain (loss),
	outstanding	Amount	capital	Stock	earnings	net	Totals

Balance—December 31, 2002	14,950,749	$149,507	$5,845,740	$(382,783)	$37,680,937	$5,965	$43,299,366
Comprehensive loss:
Net loss	—	—	—	—	(535,485)	—	(535,485)
Unrealized gain on investments, net	—	—	—	—	—	34,345	34,345

Total comprehensive loss							(501,140)

Stock options exercised	37,900	379	151,459	—	—	—	151,838
Stock issued for employee stock purchase plan	44,760	448	120,324	—	—	—	120,772
Repayment of note receivable for common stock	—	—	—	382,783	—	—	382,783
Tax benefit associated with exercise of stock options	—	—	23,017	—	—	—	23,017

Balance—December 31, 2003	15,033,409	$150,334	$6,140,540	$—	$37,145,452	$40,310	$43,476,636

Comprehensive loss:
Net loss	—	—	—	—	(792,584)	—	(792,584)
Unrealized loss on investments, net	—	—	—	—	—	(29,112)	(29,112)

Total comprehensive loss							(821,696)

Stock options exercised	40,600	406	155,330	—	—	—	155,736
Stock issued for employee stock purchase plan	28,714	287	94,702	—	—	—	94,989
Stock issued to non-employees	4,644	47	15,953				16,000
Tax benefit associated with exercise of stock options	—	—	18,130	—	—	—	18,130

Balance—December 31, 2004	15,107,367	$151,074	$6,424,655	$—	$36,352,868	$11,198	$42,939,795

Comprehensive income:
Net income	—	—	—	—	2,102,980	—	2,102,980
Unrealized loss on investments, net	—	—	—	—	—	(68,762)	(68,762)

Total comprehensive income							2,034,218

Stock options exercised	95,200	952	299,803	—	—	—	300,755
Stock issued to non-employees	2,286	23	7,977	—	—	—	8,000
Stock issued for employee stock purchase plan	25,555	255	79,081	—	—	—	79,336
Tax benefit associated with exercise of stock options	—	—	27,703	—	—	—	27,703

Balance—December 31, 2005	15,230,408	$152,304	$6,839,219	$—	$38,455,848	$(57,564)	$45,389,807

See accompanying notes to consolidated financial statements.

Applied Innovation Inc.

--

Consolidated Statements of Cash Flows

Years ended December 31,	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$2,102,980	$(792,584)	$(535,485)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	697,824	1,078,128	1,196,697
Amortization of intangible assets	—	131,250	210,000
Loss (gain) on disposal of property, plant and equipment	19,179	38,661	(797)
Deferred income tax	860,000	(569,000)	164,000
Tax benefit of options exercised	27,703	18,130	23,017
Stock issued to non-employees	8,000	16,000	—
Effects of change in operating assets and liabilities:
Accounts receivable	384,508	(1,208,862)	1,591,353
Inventory	(605,024)	422,063	595,400
Income taxes	(38,952)	629,204	2,811,247
Other current assets	47,872	684,274	(386,882)
Other assets	(44,201)	(19,643)	(1,180,248)
Accounts payable	176,337	63,403	(764,835)
Accrued expenses	321,354	(254,688)	(329,707)
Deferred revenue	200,793	(1,367,748)	366,443

Net cash provided by (used in) operating activities	4,158,373	(1,131,412)	3,760,203
Cash flows from investing activities:
Purchases of property, plant and equipment	(96,687)	(646,764)	(479,712)
Proceeds from sales of property, plant and equipment	21,618	26,180	16,792
Purchases of investments	(13,507,167)	(7,809,025)	(16,778,379)
Proceeds from maturities of investments	8,335,279	6,971,705	15,669,233
Proceeds from sales of investments	809,313	831,539	200,816

Net cash used in investing activities	(4,437,644)	(626,365)	(1,371,250)
Cash flows from financing activities:
Payment of note payable related to acquisition	—	(750,000)	—
Proceeds from payment on note receivable	—	—	382,783
Proceeds from issuance of common stock	380,091	250,725	272,610

Net cash provided by (used in) financing activities	380,091	(499,275)	655,393

Increase (decrease) in cash and cash equivalents	100,820	(2,257,052)	3,044,346
Cash and cash equivalents—beginning of year	9,773,586	12,030,638	8,986,292

Cash and cash equivalents—end of year	$9,874,406	$9,773,586	$12,030,638

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Income taxes received (paid), net	$(86,249)	$865,335	$1,818,737

Interest paid	$—	$197,163	$1,228

See accompanying notes to consolidated financial statements.

Applied Innovation Inc.

--

(1) Summary of Significant Accounting Policies

The following accounting principles and practices of Applied Innovation Inc. and subsidiaries (“the Company”) are set forth to facilitate the understanding of data presented in the consolidated financial statements:
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
The Company’s solutions are targeted to four primary markets in the U.S. and abroad: 1) telecommunications companies using wireline networks; 2) telecommunications companies using wireless networks; 3) government networks; and 4) international telecommunications service providers who address both wireline and wireless services in their respective territories. Synergies within the markets allow the Company to leverage its knowledge and experience and deliver a common value proposition based on key competitive differentiators—namely, its extensive knowledge of network infrastructure, its commitment to vendor neutrality, and its focus on customers. At the same time, the Company delivers targeted value to each market by understanding and meeting their unique demands.
The Company was founded in Columbus, Ohio in 1983 and has two wholly owned subsidiaries.
Principles of Consolidation
The consolidated financial statements include the accounts of Applied Innovation Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash Equivalents
Cash equivalents represent short-term investments with original maturities of three months or less. At December 31, 2005 and 2004, cash equivalents of $6,728,080 and $7,505,132, respectively, were invested in money market funds, corporate notes, commercial paper and taxable and tax-exempt bonds.
Investments
The Company invests in various marketable equity securities and debt obligations, primarily U.S. government agency obligations and high quality commercial paper, with maturities generally less than three years. The Company classifies its securities as “available-for-sale” and, accordingly, reports such securities at fair value. The fair value of debt and marketable equity securities is determined from public quotations for such securities as of the reporting date. Any temporary excess (deficiency) of fair value over (under) the underlying cost of the investment, net of taxes, is excluded from current period earnings (loss) and is reported as unrealized gains (losses) as a separate component of stockholders’ equity.
For any marketable security considered impaired because the investment’s fair value is less than its cost, the Company assesses whether such impairment is other-than-temporary. In making the assessment, the Company considers various factors, including: the severity of the impairment; the duration of the impairment; the financial condition and near-term prospects of the issuer which may impact the potential recovery of the fair value of the investment; and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for the potential recovery of the fair value. If the assessment indicates that a decline in value is other-than-temporary, the impairment would be included in net income (loss) on the consolidated statements of operations. No such impairment charges have been recorded in 2005, 2004 or 2003.
Allowance for Doubtful Accounts
The Company grants credit on open account to its customers, substantially all of whom are in the telecommunications industry. Due to the nature of its customer base, the Company’s historical credit risk has been low. The Company generally requires payment within thirty days from delivery and has not provided extended payment terms under any type of vendor financing arrangements. However, the Company does establish allowances against accounts receivable for potentially uncollectible amounts. The Company estimates necessary allowances based on

Applied Innovation Inc.

--

its analysis of customers’ outstanding receivables at the individual invoice level, the customers’ payment history and any other known factors concerning their current financial condition and ability to pay. After the Company has exhausted its collection efforts and determined that amounts are uncollectible at the individual invoice level, such amounts are charged off against the allowance.
Revenue Recognition
Product Sales  The Company recognizes revenue from product sales when products are delivered and ownership and risk of loss are transferred. Alternatively, in certain limited circumstances, a customer’s order may direct the Company to build products and prepare them for shipment, but hold such products temporarily on the customer’s behalf. In such situations, revenue is recognized when all other terms and obligations of the sale are met, including transfer of ownership and risk of loss.
Network Management System Sales  Revenue from the sale of network management system projects may include a combination of the following multiple elements: internally developed software and hardware; resale of third-party software and related computer equipment; installation, training and consulting services; and Company-provided and third-party maintenance and support agreements for the software and equipment. In a multiple element arrangement, revenue from the individual elements is unbundled based on their relative fair values and recognized as follows:

–	Revenue on internally developed software and hardware is recognized in accordance with the following four elements of revenue recognition: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the related fee is fixed and determinable, and (4) collectibility is probable. Software license fees are generally recognized when the software product has been delivered, which is generally the point at which all four criteria have been met.

–	Third-party software and equipment revenue are recognized when delivery has occurred and ownership and risk of loss have transferred. Revenue from resale of third-party maintenance contracts is generally recorded upon delivery of the maintenance agreement, provided the Company has no significant continuing obligation related to the maintenance contract.

–	Revenue from installation, training and consulting services is generally recognized as the services are delivered or upon project completion.

–	Revenue from maintenance and support agreements is recognized straight-line over the term of the related agreement.
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

Intangible Assets and Goodwill
Purchased intangible assets resulting from business acquisitions, primarily intellectual property and non-compete agreements, are carried at cost less accumulated amortization. Amortization is recorded using the straight-line

Applied Innovation Inc.

--

method over the estimated economic lives of the respective assets, generally up to three years. At December 31, 2004, the assets were fully amortized. Amortization expense for the years ended December 31, 2004 and 2003 was $131,250 and $210,000, respectively.
Goodwill, representing the excess of purchase price over the fair value of the net assets acquired, is not amortized but instead is tested for impairment at least annually. During 2005 and 2004, the Company completed its annual impairment tests using established valuation techniques and determined that no impairment charges were necessary.
Other Assets
Other assets includes corporate-owned life insurance policies, which are recorded at their corresponding cash surrender values. At December 31, 2005 and 2004, other assets included $1,348,608 and $1,293,677, respectively, of cash surrender value associated with these policies.
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
Stock-Based Compensation Plans
The Company accounts for employee and director stock option grants under its stock option plans and for stock purchases under its employee stock purchase plan in accordance with the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation cost has been recognized in the consolidated financial statements for stock option grants or for shares purchased under the employee stock purchase plan.
The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation using the Black Scholes model:

Years ended December 31,	2005	2004	2003

Net income (loss), as reported	$2,102,980	$(792,584)	$(535,485)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(1,229,995)	(1,470,146)	(1,319,659)

Pro forma net income (loss)	$872,985	$(2,262,730)	$(1,855,144)

Income (loss) per share:
Basic and diluted—as reported	$0.14	$(0.05)	$(0.04)
Basic and diluted—pro forma	0.06	(0.15)	(0.12)

Applied Innovation Inc.

--

The Company accounts for equity instruments granted to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” In instances where equity instruments are issued in exchange for goods or services, the Company accounts for the transaction based on the fair value of the equity instruments issued or the goods or services received, whichever is more reliably measured.
Research and Development
Research and development costs are expensed when incurred.
General Credit Risk
The Company grants credit on open account to its customers, substantially all of whom are in the telecommunications industry. The Company performs credit evaluations of its customers’ financial condition and extends credit based on the result of the evaluations. To date, the Company has not provided extended payment terms under any type of vendor financing agreements.
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
Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The Company had no such assets at December 31, 2005 or 2004.
(2) Inventory

Major classes of inventory at December 31, 2005 and 2004 are summarized below:

	2005	2004

Raw materials	$2,237,102	$2,098,741
Work-in-process	136,882	1,461
Finished goods	910,419	455,177

	3,284,403	2,555,379
Reserve for obsolescence	(287,000)	(163,000)

	$2,997,403	$2,392,379

During 2005 and 2004, the Company recorded inventory charges of $233,000 and $146,000, respectively, to cost of goods sold, primarily related to certain potential excess and obsolete inventory.

Applied Innovation Inc.

--

(3) Investments and Financial Instruments

The fair values of all financial instruments, excluding investments, approximate carrying values because of the short maturities of those instruments.
The following summarizes the Company’s investments:

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2005	Cost	gains	losses	value

Certificates of deposit	$850,568	$—	$(11,787)	$838,781
Corporate obligations	6,438,807	19	(22,611)	6,416,215
Marketable equity securities	795,398	121,176	(37,698)	878,875
U.S. government agency obligations	12,226,651	3,181	(145,843)	12,083,990

Total	$20,311,424	$124,376	$(217,939)	$20,217,861

Reported as:
Short-term investments				$10,477,682
Investments				9,740,179

Total				$20,217,861

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
December 31, 2004	Cost	gains	losses	value

Certificates of deposit	$1,023,168	$80	$(8,387)	$1,014,861
Corporate obligations	4,513,044	—	(36,628)	4,476,416
Marketable equity securities	802,339	151,402	(16,067)	937,674
Mutual funds	93,594	1,180	(7,888)	86,886
U.S. government agency obligations	9,473,705	1,061	(66,555)	9,408,211

Total	$15,905,850	$153,723	$(135,525)	$15,924,048

Reported as:
Short-term investments				$6,921,644
Investments				9,002,404

Total				$15,924,048

Proceeds from the sales of investment securities available for sale were $871,346, $831,539 and $200,816 in 2005, 2004 and 2003, respectively. Gross realized gains included in income in 2005, 2004 and 2003 were $78,968, $40,521 and $5,523, respectively, and gross realized losses included in income in 2005, 2004 and 2003 were $16,936, $17,543 and $4,545, respectively. Realized gains and losses are determined by specific identification.

Applied Innovation Inc.

--

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 were as follows:

	Less than 12 Months		12 months or more		Total

		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

Certificates of deposit	$315,911	$4,181	$522,870	$7,606	$838,781	$11,787
Corporate obligations	1,280,075	15,338	1,194,884	7,273	2,474,960	22,611
Marketable equity securities	175,650	15,878	52,288	21,820	227,938	37,698
U.S. government agency obligations	10,717,535	95,642	4,267,973	50,201	14,985,507	145,843

Total	$12,489,171	$131,039	$6,038,015	$86,900	$18,527,186	$217,939

The unrealized losses on investments were primarily related to U.S. government agency obligations, corporate obligations and marketable equity securities. These losses were primarily caused by interest rate increases and market volatility. Based on the Company’s assessment of the unrealized losses, these investments are not considered other-than-temporarily impaired and no impairment charges have been recorded in the consolidated statements of operations in 2005, 2004 or 2003.
Interest income, primarily from investments, was $759,830, $461,325, and $467,738 in 2005, 2004 and 2003, respectively.
The Company’s December 31, 2005 debt securities at fair market value mature as follows: $7,852,894 in less than one year and $11,487,296 after one year but less than five years.
(4) Property, Plant and Equipment

Property, plant and equipment at December 31, 2005 and 2004 are summarized below:

	2005	2004

Land	$1,639,303	$1,639,303
Building	5,086,561	5,086,561
Equipment	7,593,254	7,637,210
Furniture	1,985,766	2,022,578

	16,304,884	16,385,652
Accumulated depreciation	(10,405,968)	(9,844,802)

	$5,898,916	$6,540,850

(5) Warranty

During the year ended December 31, 2003, the Company initiated a product recall after a manufacturing defect was identified in a power supply component that was purchased from a third party manufacturer, integrated into the Company’s products and shipped to customers in 1997 and 1998. The Company estimated the number of units that it expected customers to return in the recall and recorded the associated costs of $450,000 in the first quarter of 2003 to recall and replace those units. During 2003, the Company recorded an adjustment of $179,000 to decrease the reserve balance based on revisions to the estimated number of units to be returned and the associated costs. In

Applied Innovation Inc.

--

addition, costs associated with the product recall totaling $210,000 were recorded against the reserve in 2003. At December 31, 2003, the remaining reserve balance associated with the product recall was $61,000.
During the year ended December 31, 2004, costs associated with the product recall totaling $29,000 were recorded against the reserve and further adjustments of $32,000 were recorded, decreasing the reserve balance to $0 at December 31, 2004.
During the year ended December 31, 2005, no additional product recalls were initiated.
The Company’s warranty activity is summarized below:

Years ended December 31,	2005	2004

Beginning balance	$425,000	$479,062
Warranty provision	248,740	543,738
Warranty costs incurred	(337,740)	(597,800)

Ending balance	$336,000	$425,000

(6) Major Customers and Geographic Data

Revenues from major customers represented 81%, 75% and 74% of net sales for 2005, 2004 and 2003, respectively. The number of major customers previously referred to was four in 2005 and three in 2004 and 2003, with trade accounts receivable balances of $2,875,053 and $3,827,469 at December 31, 2005 and 2004, respectively.
The Company’s sales by geographic area were as follows:

Years ended December 31,	2005	2004	2003

United States	$26,228,400	$29,322,593	$32,924,985
International	5,461,387	2,074,344	1,043,101

	$31,689,787	$31,396,937	$33,968,086

(7) Net Income (Loss) Per Share

The calculations of net income (loss) per share for the years ended December 31, 2005, 2004 and 2003, are based upon the weighted-average shares outstanding during the periods and, when applicable, those stock options that are dilutive, using the treasury stock method. The calculation of basic and diluted income (loss) per share follows:

Years ended December 31,	2005	2004	2003

Net income (loss) available to common stockholders	$2,102,980	$(792,584)	$(535,485)

Weighted average shares outstanding— basic	15,189,895	15,077,118	14,994,924

Weighted average shares outstanding— diluted	15,238,730	15,077,118	14,994,924

Basic income (loss) per share	$0.14	$(0.05)	$(0.04)

Diluted income (loss) per share	$0.14	$(0.05)	$(0.04)

Due to the Company’s net loss for the years ended December 31, 2004 and 2003, no common equivalent shares were included in the calculation of diluted loss per share for those years because their effect would have been anti-dilutive. The Company’s weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the years ended December 31, 2005, 2004 and 2003 were 48,835, 466,728 and 557,192, respectively.

Applied Innovation Inc.

--

Stock options which are anti-dilutive under the treasury stock method because they are out-of-the-money have been excluded from the above earnings per share calculations. The Company’s stock options outstanding at December 31, 2005, 2004 and 2003 which were excluded from the earnings per share calculations because they were out-of-the-money were 948,450, 1,415,420 and 1,263,720, respectively.
(8) Stock Option Plans

The Company’s 2001 Stock Incentive Plan (“the 2001 Plan”) was adopted by the Board of Directors on February 27, 2001, and approved by the stockholders of the Company as of April 26, 2001, with 2,000,000 shares of common stock reserved for issuance under the 2001 Plan. Options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options, with maximum terms of ten years. The exercise price of each incentive stock option must be at least 100% of the fair market value per share of the Company’s common stock as determined by the Stock Option and Compensation Committee on the date of grant. Except for options granted to the Board of Directors which generally vest immediately and become exercisable one year from issuance, options granted under the 2001 Plan generally vest over five years.
Previously, the Company had adopted the 1996 Stock Option Plan (“the 1996 Plan”) with 2,000,000 shares of common stock reserved for issuance under the 1996 Plan. Options granted under the 1996 Plan have maximum terms of ten years. The exercise price of each incentive stock option must be at least 100% of the fair market value per share of the Company’s common stock as determined by the Stock Option and Compensation Committee on the date of grant. Except for options granted to the Board of Directors which generally vest immediately and become exercisable one year from issuance, options granted under the 1996 Plan generally vest over five years.
On December 15, 2005 the Company’s Board of Directors approved a plan to accelerate the vesting of all unvested employee stock options with an exercise price greater than $5.00, other than those options awarded to officers of the Company. These options were all out-of-the-money. The Board took this action with the belief that it is in the best interest of stockholders, as it will reduce the Company’s reported compensation expense associated with those stock options in future periods by approximately $448,000.
Tax benefits realized by the Company for deductions in excess of compensation expense under these plans are credited to additional paid-in capital.
At December 31, 2005, there were 877,800 additional shares available for grant under the 2001 Plan and 1,447,660 additional shares available for grant under the 1996 Plan. The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $3.71, $4.07 and $2.35, respectively, on the date of grant using the Black Scholes option-pricing model with the following assumptions used for grants in the years ended December 31, 2005, 2004 and 2003, respectively: dividend yield of 0% for all years; expected volatility of 83%, 87% and 90%; risk-free interest rate of 4.1%, 3.1% and 3.0%; and expected life of 5.6, 5.4 and 5.6 years.

Applied Innovation Inc.

--

A summary of stock option activity follows:

		Weighted-
		average
	Number of	exercise
	shares	price

Balance at December 31, 2002	1,821,300	$7.62
Granted	457,500	3.31
Exercised	(37,900)	4.01
Canceled/expired	(442,630)	7.41

Balance at December 31, 2003	1,798,270	$6.65
Granted	462,000	5.92
Exercised	(40,600)	3.84
Canceled/expired	(355,300)	6.63

Balance at December 31, 2004	1,864,370	$6.53
Granted	134,000	3.71
Exercised	(95,200)	3.16
Canceled/expired	(630,770)	6.76

Balance at December 31, 2005	1,272,400	$6.38

The following table summarizes information about options outstanding at December 31, 2005:

		Options outstanding			Options exercisable

			Weighted-	Weighted-		Weighted-
			average	average		average
Range of		Number of	remaining	exercise	Number of	exercise
exercise prices		shares	contractual life	price	shares	price

$2.96 -	2.98	45,000	8.74	$2.97	9,000	$2.97
$3.00 -	3.03	177,450	7.00	$3.03	88,500	$3.03
$3.06 -	3.64	131,500	8.46	$3.45	49,400	$3.32
$3.73 -	5.00	93,000	7.75	$4.39	30,400	$4.34
$5.15 -	5.15	197,750	6.06	$5.15	181,750	$5.15
$5.20 -	6.13	36,250	7.62	$5.86	36,250	$5.86
$6.73 -	6.73	202,000	8.00	$6.73	166,000	$6.73
$6.81 -	8.31	157,850	4.17	$8.13	157,850	$8.13
$8.50 -	11.19	39,850	5.11	$9.82	39,850	$9.82
$11.70 -	17.38	191,750	5.19	$12.09	182,250	$12.09

		1,272,400	6.61	$6.38	941,250	$7.16

(9) Employee Stock Purchase Plan

At the April 25, 2002 Annual Meeting of Stockholders, the Applied Innovation Inc. Employee Stock Purchase Plan (“the ESPP”) was approved and adopted. The ESPP authorizes the Company to issue up to 500,000 shares of common stock to eligible employees, as defined. The ESPP has semi-annual offering periods commencing January 1 and July 1. During each offering period, eligible employees may purchase shares at a price equal to 90% of fair market value on the first or last business day of the offering period, whichever is lower.
During the year ended December 31, 2005, 25,555 shares of common stock at an average price of $3.10 were issued pursuant to the ESPP. During the year ended December 31, 2004, 28,714 shares of common stock at an average price of $3.31 were issued pursuant to the ESPP. Additionally, on January 4, 2006 the Company issued

Applied Innovation Inc.

--

7,591 shares of common stock at a price of $2.98 per share based on employee payroll deductions for the six-month offering period ending December 31, 2005.
(10) Defined Contribution Plan

The Company sponsors a defined contribution 401(k) and profit sharing plan that covers all eligible employees. The Company is authorized to make discretionary 401(k) matching contributions on behalf of each participant. Since October 1, 1999, the Company matched 50% of each participant’s contribution, up to 6% of that participant’s contribution. The Company may also make profit sharing contributions at the discretion of the Board of Directors. No such contributions were made in 2005, 2004 or 2003. For 2005, 2004 and 2003, the total expense related to the plan was $176,735, $214,359 and $195,294, respectively.
(11) Income Taxes

Income tax expense (benefit) consists of:

	Current	Deferred	Total

Year ended December 31, 2005:
Federal	$(21,000)	$817,000	$796,000
State and local	101,000	81,000	182,000

	$80,000	$898,000	$978,000

Year ended December 31, 2004:
Federal	$(310,000)	$(575,000)	$(885,000)
State and local	74,000	24,000	98,000

	$(236,000)	$(551,000)	$(787,000)

Year ended December 31, 2003:
Federal	$(930,000)	$171,000	$(759,000)
State and local	76,000	(7,000)	69,000

	$(854,000)	$164,000	$(690,000)

A reconciliation of income tax benefit at the expected federal statutory rate (34%) to income tax benefit at the Company’s effective rates is as follows:

	2005	2004	2003

Computed tax at the expected federal statutory rate	$1,048,000	$(537,000)	$(417,000)
State and local income taxes, net of federal income tax effect	408,000	(39,000)	(40,000)
Change in valuation allowance	(260,000)	112,000	83,000
Meals and entertainment expenses	33,000	40,000	42,000
Research and experimentation credit	(172,000)	37,000	(24,000)
Tax contingency reserve adjustment	(89,000)	(379,000)	(351,000)
Extraterritorial income exclusion	(50,000)	—	—
Tax-exempt interest income	(12,000)	(20,000)	(20,000)
Other	72,000	(1,000)	37,000

	$978,000	$(787,000)	$(690,000)

The Company has reserves for federal or state taxes that may become payable in future years as a result of potentially under-reported income. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits or a change in exposures based on current calculations.

Applied Innovation Inc.

--

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004

Deferred tax assets:
Accounts receivable allowance	$56,000	$44,000
Inventory, principally due to obsolescence reserve and additional costs inventoried for tax purposes	215,000	140,000
Warranty reserve	126,000	164,000
Restructuring costs	0	21,000
Other accrued expenses	99,000	121,000
Deferred revenue	414,000	347,000
Federal tax net operating loss carryforwards	335,000	1,362,000
State tax net operating loss carryforwards	453,000	780,000
Research and experimentation credit carryforwards	434,000	263,000
Other	155,000	88,000

	2,287,000	3,330,000
Valuation allowance	(244,000)	(504,000)

Net deferred tax assets	$2,043,000	$2,826,000

Deferred tax liabilities:
Unrealized gain on investments	$0	$7,000
Depreciation and amortization	180,000	115,000
Deferred interest	46,000	27,000

	$226,000	$149,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon projections for future taxable income from operations over the periods in which the deferred tax assets are deductible and based on certain tax planning strategies, management believes that it is more likely than not the Company will realize the benefits of the federal deductible differences and, therefore, no federal valuation allowance has been provided. At December 31, 2005 and 2004, the Company had a valuation allowance totaling $244,000 and $504,000, respectively, related to certain state net operating loss carryforwards that expire from 2007 through 2024. Federal net operating loss carryforwards expire in 2023 and 2024, while research and experimentation credit carryforwards expire in 2022, 2023, 2024 and 2025.
(12) Lease Commitments

The Company is obligated for office space in Colorado and Texas under various operating leases, which expire over the next year. The Company’s office space in Texas is sublet through the term of the lease.
Future minimum lease payments and estimated sublease receipts under the operating leases as of December 31, 2005 for the year ended December 31, 2006 are $29,154, and $13,620, respectively.
Total rent (income) expense, net of related sublease rental income, in 2005, 2004 and 2003 was $(25,530), $160,233 and $91,463, respectively. In 2004, the Company vacated its office space in Texas and accrued rent expense charges of $68,100 for the lease payments due over the remaining term of the lease. In 2005, the Company sublet the office space in Texas for the remainder of the term.

Applied Innovation Inc.

--

(13) Equity

During 2004, the Company issued 4,644 shares of stock to members of its government Executive Advisory Board for services rendered throughout the year, resulting in consulting expense of $16,000.
On April 22, 2004, the Company’s Board of Directors authorized a twelve-month stock repurchase program under which the Company was authorized to purchase up to 1,000,000 shares of common stock through April 21, 2005. Through the date of the expiration of the program, the Company had not purchased any shares of stock under the program.
(14) Restructuring Charges

In 2002, the Company enacted two restructuring plans, which included charges related to leased offices. During 2005, certain adjustments totaling $12,091 were made to reflect higher than expected sublease receipts.
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
In 2005, the Company enacted two restructuring events. In January 2005, the Company announced management changes resulting in the resignation of its then President and Chief Executive Officer and its then Executive Vice President and Chief Operating Officer, and the election of a new President and Chief Executive Officer. In February 2005, the Company enacted a restructuring event affecting employees in sales, engineering, operations, services and administration. As a result of these actions, the Company incurred restructuring charges of $965,481, consisting of severance and other benefit costs. During the year, certain adjustments totaling $80,306 were made to decrease the accrual related to the October 2004 and January and February 2005 events because certain fringe benefit costs were less than originally estimated. The charges and adjustments are aggregated as a separate line item on the consolidated statement of operations.
Employee separation costs associated with the 2005 restructuring event is scheduled to be paid through the first quarter of 2006.
As of December 31, 2005 and 2004, the remaining restructuring accrual related to the plans enacted during 2004 was $0 and $113,551, consisting of employee separation costs. As of December 31, 2005, the remaining restructur-

Applied Innovation Inc.

--

ing accrual related to the plans enacted during 2005 was $27,695, consisting of employee separation costs. All remaining employee separation costs are expected to be paid in 2005.

	Lease	Employee	Employee	Employee
	commitments,	separations,	separations,	separations,
	net of sublease	May 2004	October 2004	Jan & Feb 2005	Total

Accrual balance— December 31, 2003	$43,825	$—	$—	$—	$43,825
Restructuring event	—	227,689	388,151	—	615,840
Cash deductions	(18,356)	(217,653)	(274,600)	—	(510,609)
Non-cash adjustments	—	(10,036)	—	—	(10,036)

Accrual balance— December 31, 2004	$25,469	$—	$113,551	$—	$139,020

Restructuring event	—	—	—	965,481	965,481
Cash deductions	(13,378)	—	(82,473)	(888,558)	(984,409)
Non-cash adjustments	(12,091)	—	(31,078)	(49,228)	(92,397)

Accrual balance— December 31, 2005	$—	$—	$—	$27,695	$27,695

(15) Contingencies

The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. Although the outcomes of such matters cannot be predicted with certainty, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

Applied Innovation Inc.

--

(16) Quarterly Financial Information (unaudited)

A summary of quarterly financial information follows (in thousands, except per share amounts):

2005	Q1	Q2	Q3	Q4

Net sales	$6,933	$8,021	$8,424	$8,312
Gross profit	4,056	4,482	4,662	4,533
Income (loss) before income taxes	(447)	1,175	1,145	1,208
Net income (loss)	(282)	741	826	818
Basic net income (loss) income per share	(0.02)	0.05	0.05	0.05
Diluted net income (loss) per share	(0.02)	0.05	0.05	0.05

2004	Q1	Q2	Q3	Q4

Net sales	$5,848	$5,717	$9,873	$9,959
Gross profit	2,959	2,937	5,496	5,481
Income (loss) before income taxes	(1,772)	(1,863)	872	1,184
Net income (loss)	(1,134)	(1,192)	806	728
Basic net income (loss) per share	(0.08)	(0.08)	0.05	0.05
Diluted net income (loss) per share	(0.08)	(0.08)	0.05	0.05

Item Nine: Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure

None.
Item Nine A: Controls and Procedures

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
Item Nine B: Other Information

None.

Applied Innovation Inc.

--

Part Three

Item Ten: Directors and Executive Officers of
the Registrant
The information required by this item is included under the caption “ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “EXECUTIVE OFFICERS” of the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders to be held on May 11, 2006 (the Proxy Statement), and is incorporated herein by reference.
Code of Ethics
The Company has adopted a code of ethics that applies to its directors, officers and all employees. The code of ethics is posted on the Company’s website at www.AppliedInnovation.com and can be accessed from the home page by clicking on “Investors” and then “Governance”.
The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of this code of ethics by posting such information on the website at the address and location specified above.
Item Eleven: Executive Compensation

The information required by this item is included under the caption “EXECUTIVE OFFICERS” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” of the Proxy Statement and is incorporated herein by reference.
Item Twelve: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included under the captions “OWNERSHIP OF COMMON STOCK BY PRINCIPAL STOCKHOLDERS,” “SECURITY OWNERSHIP OF MANAGEMENT,” and “EQUITY COMPENSATION PLAN INFORMATION” of the Proxy Statement, and is incorporated herein by reference.
Item Thirteen: Certain Relationships and
Related Transactions

The information required by this item is included under the caption “RELATED PARTY TRANSACTIONS” of the Proxy Statement and is incorporated herein by reference.
Item Fourteen: Principal Accountant Fees and Services

The information required by this item is included under the caption “REGISTERED INDEPENDENT PUBLIC ACCOUNTING FEES” of the Proxy Statement and is incorporated herein by reference.

Applied Innovation Inc.

--

Part Four

Item Fifteen:	Exhibits and Financial Statement Schedules
(a)(1) The following documents are filed as part of this report:

–	Report of Independent Registered Public Accounting Firm
–	Consolidated Balance Sheets as of December 31, 2005 and 2004
–	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
–	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
–	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
–	Notes to Consolidated Financial Statements
(a)(2) The following documents are filed as part of this report:

–	Report of Independent Registered Public Accounting Firm
–	Schedule II (Valuation and Qualifying Accounts)
(a)(3) Exhibits: The following exhibits are filed as part of this report:

Applied Innovation Inc.

--

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Company. (Reference is made to Appendix C to the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders held on April 26, 2001, filed with the Securities and Exchange Commission on March 23, 2001, and incorporated herein by reference).
3.2		By-laws of the Company, as amended. (Reference is made to Exhibit 3.2 to the Company’s Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 10, 1993, and incorporated herein by reference).
10.1		Form of Indemnification Agreement between the Company and officers and directors. (Reference is made to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference).
10	.2*	Schedule of Indemnification Agreements.
10.3		Company’s Amended and Restated 1996 Stock Option Plan. (Reference is made to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference).
10.4		Employment Agreement between the Company and Gerard B. Moersdorf, Jr. (Reference is made to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2001, and incorporated herein by reference).
10.5		Employment Agreement between the Company and Michael P. Keegan. (Reference is made to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2004, and incorporated herein by reference).
10.6		Employment Agreement between the Company and Eric W. Langille. (Reference is made to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference).
10.7		Company’s 2001 Stock Incentive Plan. (Reference is made to Appendix B to the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders held on April 26, 2001, filed with the Securities and Exchange Commission on March 23, 2001, and incorporated herein by reference).
10.8		Form of Option Agreement under the Company’s 2001 Stock Incentive Plan (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005, and incorporated herein by reference).
10.9		Company’s Employee Stock Purchase Plan. (Reference is made to Appendix A to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders held on April 25, 2002, filed with the Securities and Exchange Commission on March 22, 2002, and incorporated herein by reference).
10.10		Employment Agreement between the Company and John F. Petro. (Reference is made to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference).
10.11		Employment Agreement between the Company and Thomas R. Kuchler. (Reference is made to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2004, and incorporated herein by reference).
10.12		Employment Agreement between the Company and Andrew J. Dosch. (Reference is made to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2004, and incorporated herein by reference).
10.13		Employment Agreement between the Company and Angela R. Pinette. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2004, and incorporated herein by reference).
10.14		Letter Agreement between the Company and Michael P. Keegan (Reference is made to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2005, and incorporated herein by reference).

Applied Innovation Inc.

--

Exhibit
No.		Description

10.15		Letter Agreement between the Company and Gerard B. Moersdorf, Jr. (Reference is made to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2005, and incorporated herein by reference).
10.16		Material Terms of the Consulting Arrangement between the Company and Gerard B. Moersdorf, Jr. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2005, and incorporated herein by reference).
10.17		Employment Agreement between the Company and William H. Largent (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 11, 2005, and incorporated herein by reference).
10.18		Separation Agreement and Release of All Claims between the Company and Michael P. Keegan (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2005, and incorporated herein by reference).
10.19		Description of the Material Terms of the Company’s 2005 Management Bonus Program (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2005, and incorporated herein by reference).
10.20		Separation Agreement and Release of All Claims between the Company and Andrew J. Dosch (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2005, and incorporated herein by reference).
10.21		Separation Agreement and Release of All Claims between the Company and Thomas R. Kuchler (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005, and incorporated herein by reference).
10.22		Employment Agreement between the Company and Julia Fratianne (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2005, and incorporated herein by reference).
10.23		Form of Restricted Stock Award Agreement under the Company’s 2001 Stock Incentive Plan (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2006, and incorporated herein by reference).
10.24		Employment Agreement between the Company and William L. Pollack (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2006, and incorporated herein by reference).
10.25		Description of Base Salaries and the Material Terms of the Company’s 2006 Management Bonus Program (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2006, and incorporated herein by reference).
23	*	Consent of KPMG LLP.
24	*	Power of Attorney.
31	.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31	.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32	.1**	Section 1350 Certification of Principal Executive Officer.
32	.2**	Section 1350 Certification of Principal Financial Officer.

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

(b)	Exhibits—The exhibits to this report follow the financial statement schedule and the independent registered public accounting firm’s report thereon.

(c)	Financial Statement Schedule—The financial statement schedule and the independent registered public accounting firm’s report thereon follow the signature page.

Applied Innovation Inc.

--

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED INNOVATION INC.

By:	/s/ William H. Largent

William H. Largent
Chief Executive Officer and Director
Date: March 20, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ William H. Largent William H. Largent	Chief Executive Officer and Director (Principal Executive Officer) March 20, 2006

/s/ Julia A. Fratianne Julia A. Fratianne	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer) March 20, 2006

* /s/ Gerald B. Moersdorf, Jr. Gerard B. Moersdorf, Jr.	Chairman of the Board March 20, 2006

* /s/ Thomas W. Huseby Thomas W. Huseby	Director March 20, 2006

* /s/ Kenneth E. Jones Kenneth E. Jones	Director March 20, 2006

* /s/ Curtis A. Loveland Curtis A. Loveland	Director March 20, 2006

* /s/ Richard W. Oliver Richard W. Oliver	Director March 20, 2006

* /s/ Alexander B. Trevor Alexander B. Trevor	Director March 20, 2006

*By: /s/ William H. Largent William H. Largent (Attorney-in-Fact)

Applied Innovation Inc.

--

Report of Independent Registered
Public Accounting Firm

The Board of Directors and Stockholders
Applied Innovation Inc.:
Under date of March 9, 2006, we reported on the consolidated balance sheets of Applied Innovation Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Columbus, Ohio
March 9, 2006
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2005, 2004 and 2003

Column A	Column B	Column C		Column D	Column E
		Additions

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expense	accounts	Deductions	period

YEAR ENDED DECEMBER 31, 2005:
Allowance for doubtful accounts	$115,000	$52,734	$—	$17,737	$150,000
Allowance for obsolete inventory	163,000	233,000	—	109,000	287,000
Warranty provision	425,000	248,740	—	337,740	336,000
YEAR ENDED DECEMBER 31, 2004:
Allowance for doubtful accounts	$140,000	$18,170	$—	$43,170	$115,000
Allowance for obsolete inventory	434,000	146,000	—	417,000	163,000
Warranty provision	479,062	543,738	—	597,800	425,000
YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful accounts	$430,000	$(73,342)	$—	$216,658	$140,000
Allowance for obsolete inventory	1,107,159	551,000	—	1,224,159	434,000
Warranty provision	542,651	793,923	—	857,512	479,062

Applied Innovation Inc.