Form 10-Q
period 2006-03-31
APPLIED INNOVATION INC
filed 2006-05-12
CIK 798399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-21352
APPLIED INNOVATION INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1177192 (I.R.S. Employer Identification No.)

5800 Innovation Drive, Dublin, Ohio (Address of principal executive offices)	43016 (Zip Code)
Registrant’s telephone number, including area code: (614) 798-2000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of May 3, 2006, there were 15,247,999 shares of common stock outstanding.

APPLIED INNOVATION INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
APPLIED INNOVATION INC.
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$10,375,982	$9,874,406
Short term investments	8,384,241	10,477,682
Accounts receivable, net of allowance of $197,000 in 2006 and $150,000 in 2005	5,008,492	4,273,406
Inventory, net	2,818,608	2,997,403
Other current assets	487,513	523,554
Deferred income taxes	944,000	1,009,000

Total current assets	28,018,836	29,155,451

Property, plant and equipment, net of accumluated depreciation of $10,538,460 in 2006 and $10,405,968 in 2005	5,446,762	5,898,916
Investments	12,708,747	9,740,179
Goodwill	3,525,801	3,525,801
Deferred income taxes	226,000	808,000
Other assets	1,392,303	1,379,119

	$51,318,449	$50,507,466

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,275,405	$1,029,777
Accrued expenses:
Warranty	270,000	336,000
Payroll and related expenses	967,839	1,275,036
Restructuring	—	27,695
Income taxes payable	72,390	321,965
Taxes, other than income taxes	315,582	396,484
Other accrued expenses	519,681	628,658
Deferred revenue	1,154,858	1,102,044

Total current liabilities	4,575,755	5,117,659

Stockholders’ equity:
Preferred stock; $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock; $.01 par value; authorized 55,000,000 shares; issued and outstanding 15,247,999 shares in 2006 and 15,230,408 in 2005	152,480	152,304
Additional paid-in capital	6,926,879	6,839,219
Retained earnings	39,718,478	38,455,848
Accumulated other comprehensive loss, net	(55,143)	(57,564)

Total stockholders’ equity	46,742,694	45,389,807

	$51,318,449	$50,507,466

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2006	2005
Sales:
Products	$7,433,411	$5,593,114
Services	972,219	1,339,405

Total sales	8,405,630	6,932,519

Cost of sales:
Cost of sales — products	3,452,023	2,435,327
Cost of sales — services	558,766	441,770

Total cost of sales	4,010,789	2,877,097

Gross profit	4,394,841	4,055,422

Operating expenses:
Selling, general and administrative	2,829,151	2,557,222
Research and development	1,042,821	1,153,965
Restructuring charges	—	924,805
Gain on sale of land	(1,035,937)	—

Total operating expenses	2,836,035	4,635,992

Income (loss) from operations	1,558,806	(580,570)

Interest and other income, net	244,824	133,948

Income (loss) before income taxes	1,803,630	(446,622)

Income tax expense (benefit)	541,000	(165,000)

Net income (loss)	$1,262,630	$(281,622)

Income (loss) per share:
Basic income (loss) per share	$0.08	$(0.02)

Diluted income (loss) per share	$0.08	$(0.02)

Weighted-average shares outstanding for basic income (loss per) share	15,242,830	15,146,608

Weighted-average shares outstanding for diluted income (loss) per share	15,284,774	15,146,608

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,262,630	$(281,622)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	132,491	211,989
Loss (gain) on disposal of assets	(1,035,737)	8,434
Deferred income tax	645,000	—
Non-cash stock compensation	28,571	—
Stock issued to non-employees	—	8,000
Tax benefit of options exercised	—	5,073
Effects of changes in operating assets and liabilities:
Accounts receivable	(735,086)	(55,664)
Inventory	178,795	(104,954)
Other current assets	36,041	113,463
Other assets	(13,184)	(12,543)
Accounts payable	245,628	34,104
Income taxes	(249,575)	(229,145)
Accrued expenses	(587,695)	895,998
Deferred revenue	52,814	429,711

Net cash provided by (used in) operating activities	(39,307)	1,022,844

Cash flows from investing activities:
Purchases of property, plant and equipment	(40,596)	—
Proceeds from sales of property, plant and equipment	1,392,920	18,459
Purchases of investments	(4,167,112)	(3,086,302)
Proceeds from maturities of investments	3,256,491	3,112,958
Proceeds from sales of investments	39,915	112,084

Net cash provided by investing activities	481,618	157,199

Cash flows from financing activities:
Tax benefit of options exercised	2,625	—
Proceeds from issuance of common stock	56,640	191,273

Net cash provided by financing activities	59,265	191,273

Increase in cash and cash equivalents	501,576	1,371,316
Cash and cash equivalents — beginning of period	9,874,406	9,773,586

Cash and cash equivalents — end of period	$10,375,982	$11,144,902

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The consolidated balance sheet as of March 31, 2006, and the consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly, in accordance with generally accepted accounting principles in the United States of America, the financial position, results of operations and cash flows for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2005 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full year.
2. STOCK-BASED COMPENSATION
Adoption of SFAS 123(R)
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS”) (revised 2004), Share-Based Payment (“SFAS 123(R)”) which requires the measurement of stock-based compensation expense for all share-based payment awards made to employees for services. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provided supplemental implementation guidance for SFAS 123(R). Prior to January 1, 2006, the Company accounted for its share-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost had been recognized in the consolidated financial statements for stock option grants or for shares purchased under the employee stock purchase plan.
The Company has elected to adopt the modified-prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for (a) any share-based payments granted through, but not vested as of December 31, 2005 based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) , and (b) any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company has recorded

$28,571 of stock-based compensation expense during the first quarter of 2006 as a result of the adoption of SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company reported amounts attributable to the benefits of tax deductions in excess of recognized compensation in the financial statements in the statement of cash flows as operating activities. SFAS 123(R) requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. For the quarter ended March 31, 2006, $2,625 in excess tax benefits were included in cash flow from financing activities. For the quarter ended March 31, 2005, $5,073 in excess tax benefits were included in cash flow from operating activities.
The Company estimates the fair value of stock options using a Black-Scholes option-pricing model to determine the fair value of stock-based awards under SFAS 123(R), and consistent with that used for pro forma disclosures under SFAS 123, prior to the adoption of SFAS 123(R). The Black-Scholes option pricing model was developed for use in estimating the fair value of short lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates. The expected volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected term of the Company’s stock options are based on historical experience. The risk free interest rate was based on current market yields on 5-year US treasury securities. The expected forfeiture rate is based on historical experience, and was 45% for the period ended March 31, 2006.
The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan for the three months ended March 31, 2006 and 2005 are as follows:

	Three months ended
	March 31,	March 31,
	2006	2005
Weighted-average fair value of options granted during the period using a Black-Scholes option valuation model	$1.99	$2.22
Weighted-average assumptions used for grants:
Expected volatility	63%	84%
Expected term (years)	5.48	5.64
Risk free interest rate	4.55%	3.88%
Expected dividend yield	0%	0%

The following table shows the impact of adopting SFAS 123(R) for the three months ended March 31, 2006:

Three Months Ended
March 31, 2006

Income from operations:
Before stock-based compensation	$1,587,377
Less: Stock-based compensation recorded under SFAS 123(R)	(28,571)

As reported	$1,558,806

Income before income taxes:
Before stock-based compensation	$1,832,201
Less: Stock-based compensation recorded under SFAS 123(R)	(28,571)

As reported	$1,803,630

Net income:
Before stock-based compensation	$1,282,630
Less: Stock-based compensation recorded under SFAS 123(R)	(20,000)

As reported	$1,262,630

Net income per share, basic and diluted
Before stock-based compensation	$0.08
Less: Stock-based compensation recorded under SFAS 123(R)	—

As reported	$0.08

The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation using the Black-Scholes model:

Three months ended March 31,
2005
Net loss, as reported	$(281,622)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(195,001)

Pro forma net loss	$(476,623)

Loss per share:
Basic and diluted – as reported	$(0.02)
Basic and diluted – pro forma	$(0.03)
As of March 31, 2006, $297,489 of unrecognized compensation expense related to unvested stock options is expected to be recognized over a weighted average period of approximately 2.5 years.

The Company’s 2001 Stock Incentive Plan (“the 2001 Plan”) was adopted by the Board of Directors on February 27, 2001, and approved by the stockholders of the Company as of April 26, 2001, with 2,000,000 shares of common stock reserved for issuance under the 2001 Plan. Options granted under the 2001 Plan may be either incentive stock options or nonstatutory stock options, with maximum terms of ten years. The exercise price of each incentive stock option must be at least 100% of the fair market value per share of the Company’s common stock as determined by the Stock Option and Compensation Committee on the date of grant. Except for options granted to the Board of Directors which generally vest immediately and become exercisable one year from issuance, options granted under the 2001 Plan generally vest over five years. The shares subject to Options and Restricted Stock grants under the Plan are the shares of common stock, $.01 par value, of the Company (the “Shares”). The Shares issued under the Plan may be authorized and unissued Shares, Shares purchased on the open market or in a private transaction, or Shares held as treasury stock.
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
The following table summarizes stock option activity for the three months ended March 31, 2006:

			Weighted average
	Number of	Weighted average	remaining contractual	Aggregate
	options	exercise price	life (in years)	intrinsic value
Balance at December 31, 2005	1,272,400	$6.38
Granted	325,000	$3.68
Exercised	(10,000)	$3.14
Forfeited	(392,800)	$3.70
Expired	(48,500)	$7.26

Balance at March 31, 2006	1,146,100	$6.28	6.53	$376,858

Exercisable at March 31, 2006	923,200	$6.87	6.12	$221,022
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.29 as of March 31, 2006, which would have been received by the option holders had all option holders exercised as of that date. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and March 31, 2005 were $7,721 and $18,276, respectively. The total fair value of options which vested during the three months ended March 31, 2006 and March 31, 2005 was $185,468 and $88,839, respectively.

A summary of nonvested shares as of March 31, 2006, and changes during the quarter is as follows:

		Weighted average
	Number of	grant date
	options	fair value
Nonvested at December 31, 2005	247,650	$3.22
Granted	325,000	$1.09
Vested	(34,550)	$2.95
Cancelled, expired, forfeited	(315,200)	$1.14

Nonvested at March 31, 2006	222,900	$3.12
The following table summarizes information about stock options outstanding at March 31, 2006:

		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			Weighted Average
			Remaining	Weighted		Weighted
Range of		Number	Contractual	Average	Number	Average
Exercise Prices		Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$2.9600	$3.0000	46,500	8.44	$2.9742	9,900	$2.9758
$3.0300	$3.0300	148,950	6.76	$3.0300	105,050	$3.0300
$3.0600	$3.6400	153,700	8.60	$3.4430	86,900	$3.3806
$3.7300	$5.0000	83,000	7.43	$4.4031	28,400	$4.3515
$5.1500	$5.1500	162,750	5.81	$5.1500	159,750	$5.1500
$5.2000	$6.1300	36,250	7.37	$5.8608	36,250	$5.8608
$6.7300	$6.7300	178,000	7.76	$6.7300	160,000	$6.7300
$6.8750	$17.3750	336,950	4.60	$10.2966	336,950	$10.2966

$2.9600	$17.3750	1,146,100	6.53	$6.2841	923,200	$6.8745

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
The Company accounts for stock grants to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. Accordingly, the Company recognized expense for stock grants to non-employees of $0 and $8,000 for the three months ended March 31, 2006 and 2005, respectively.

3. INVENTORY
Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on the first-in, first-out basis, net of allowances for estimated obsolescence. Major classes of inventory at March 31, 2006 and December 31, 2005 are summarized below:

	March 31, 2006	December 31, 2005
Raw materials	$2,118,532	$2,237,102
Work-in-process	134,319	136,882
Finished goods	852,757	910,419

	3,105,608	3,284,403
Reserve for obsolescence	(287,000)	(287,000)

	$2,818,608	$2,997,403

4. WARRANTY
The Company’s warranty activity for the three months ended March 31, 2006 and 2005 is summarized below:

	2006	2005
Beginning balance	$336,000	$425,000
Warranty provision	22,713	69,513
Warranty costs incurred	(88,713)	(94,513)

Ending balance	$270,000	$400,000

5. INCOME TAXES
The Company has recorded its interim income tax provision based on estimates of the Company’s effective tax rate and income tax credits expected to be applicable for the full fiscal year. Estimated taxes and credits recorded during interim periods may be periodically revised, if necessary, to reflect revised estimates for the full fiscal year. The Company has recorded the impact of any changes in measurement of certain tax positions entirely in the interim period in which the change occurred.
6. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 was $1,265,051 and $(316,537), respectively. The sole adjustment necessary to reconcile net income (loss) with comprehensive income (loss) is the net unrealized gain (loss), net of taxes, on available-for-sale securities, which was $2,421 and $(34,915) for the three months ended March 31, 2006 and 2005, respectively.

7. INCOME (LOSS) PER SHARE
Basic income (loss) per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted income (loss) per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Stock options which were out-of-the-money and, therefore, anti-dilutive under the treasury stock method have been excluded from the calculation of diluted income (loss) per share. The Company’s weighted average number of stock options outstanding at March 31, 2006 and 2005 which were excluded because they were out-of-the-money were 791,950 and 1,056,450, respectively. Due to the Company’s net loss for the three months ended March 31, 2005, no common equivalent shares were included in the calculation of diluted loss per share for this period because their effect would have been anti-dilutive. The Company’s weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the three months ended March 31, 2005 were 391,165.
Shares of common stock used in calculating income (loss) per share differed from outstanding shares reported in the consolidated financial statements as follows:

	Three months ended		Three months ended
	March 31, 2006		March 31, 2005
	Basic income	Diluted income	Basic loss	Diluted loss
	per share	per share	per share	per share
Outstanding shares	15,247,999	15,247,999	15,169,909	15,169,909
Effect of weighting changes in outstanding shares	(5,169)	(5,169)	(23,301)	(23,301)
Dilutive effect of stock options	—	41,944	—	—

Adjusted shares	15,242,830	15,284,774	15,146,608	15,146,608

8. RESTRUCTURING COSTS
No restructuring charges were recorded for the quarter ended March 31, 2006. During the quarter ended March 31, 2005, the Company enacted two restructuring events. In January 2005, the Company announced management changes resulting in the election of William H. Largent as President and Chief Executive Officer. Former President and Chief Executive Officer, Gerard B. Moersdorf, Jr. resigned those positions while retaining his position as Chairman of the Board of Directors. At the same time, Michael P. Keegan resigned his position as Executive Vice President and Chief Operating Officer. In February 2005, the Company enacted a restructuring event affecting employees in sales, engineering, operations, services and administration. As a result of these actions, as well as other restructuring adjustments, the Company incurred net restructuring charges of $924,805 during the quarter ended March 31, 2005.
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
As of March 31, 2006 and 2005, the remaining restructuring accrual was $0 and $687,817, respectively.
Activity in the restructuring accrual for the three months ended March 31, 2006 is summarized below:

Employee
separations,
Jan & Feb 2005
Restructuring accrual — December 31, 2005	$27,695

Cash deductions	(27,695)

Restructuring accrual — March 31, 2006	$—

9. MAJOR CUSTOMERS AND GEOGRAPHIC DATA
Because of the Company’s concentration of sales to a limited customer base, a small number of customers typically represent substantial portions of total sales. For the three months ended March 31, 2006, sales to two companies comprised 77% of total sales. One customer contributed 48% and the other customer contributed 29% of total sales. For the first three months of 2005, sales to two companies comprised 73% of total sales. One customer contributed 39% and the other customer contributed 34% of total sales.
The Company’s sales by geographic areas for the three months ended March 31, 2006 and 2005 are summarized below:

	Three months ended March 31,
	2006	2005
United States	$7,813,866	$6,480,837
International	591,764	451,682

	$8,405,630	$6,932,519

10. EMPLOYEE STOCK PURCHASE PLAN
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

On January 4, 2006, the Company issued 7,591 shares of common stock at a price of $2.98 per share based on employee payroll deductions for the six-month offering period ended December 31, 2005. Since the inception of the ESPP, 106,620 shares have been issued to eligible employees.

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
Applied Innovation’s products and services help its customers to improve network visibility thereby enabling better quality and uptime and, at the same time, reduce network maintenance and repair costs. By leveraging its extensive knowledge of network infrastructure, its vendor-neutral methodology and its customer-centric approach, AI provides solutions which help customers better manage and control both their capital expenditures and their operating expenditures. The Company’s solutions are targeted to global service providers that serve both wireline and wireless telecommunications services.
During the first quarter of 2006, the Company experienced sales growth of 21% over the comparable period of the prior year. First quarter 2006 growth was led by strong sales in the domestic wireline market. The Company expects total full year sales to increase over sales for 2005 at a growth rate similar to that experienced in 2005 over the 2004 sales levels. The Company will continue to focus on market diversification efforts and to strengthen its business in global markets. These activities will continue to be through the Company’s direct sales force, as well as through added partners. Increased demand in the wireline market during the first quarter of 2006 was largely attributable to accelerated customer demand for products associated with their next generation fiber initiatives at the Company’s largest wireline customers. This included a mix of both traditional products and new products focused on IP networking and network security.
Continued efforts to strengthen the Company’s presence in the wireless marketplace will be critical to maintaining the expected sales growth. Further, the Company expects to continue to see gross margin pressure as lower margin third party products and wireless sales increase as a percentage of total sales.
RESULTS OF THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005
Total Sales and Gross Profit
Sales for the first quarter of 2006 totaled $8,406,000 compared to $6,933,000 for the same period last year, an increase of 21%.
Because of the Company’s concentration of sales to a limited customer base, a small number of customers typically represent substantial portions of total sales. For the three months ended March 31, 2006, sales to two companies comprised 77% of total sales. One customer contributed

48% and the other customer contributed 29% of total sales. For the first three months of 2005, sales to two companies comprised 73% of total sales. One customer contributed 39% and the other customer contributed 34% of total sales.
Overall gross profit for the first quarter of 2006 was $4,395,000 compared to $4,055,000 for the first quarter of 2005. As a percentage of sales, gross profit declined to 52% in 2006 from 58% in 2005. The decrease in gross profit was primarily due to lower gross profit from services in 2006 as compared to 2005.
The following table summarizes revenues and gross profit for products and services:

	For the Quarter Ended March 31, 2006			For the Quarter Ended March 31, 2005
	Products	Services	Total	Products	Services	Total
Sales	$7,434,000	$972,000	$8,406,000	$5,593,000	$1,340,000	$6,933,000
Gross Profit	3,981,000	414,000	4,395,000	3,158,000	897,000	4,055,000
Gross Profit %	54%	43%	52%	56%	67%	58%
Product Sales and Gross Profit
Product sales of $7,434,000 represented 88% of total sales in the first quarter of 2006, versus product sales of $5,593,000, or 81% of total sales in the first quarter of 2005. As noted above, demand in the domestic wireline market was particularly strong, as the Company’s two largest wireline customers ordered product for their next generation fiber initiatives.
Product sales include revenues from a mix of the Company’s hardware and software products, as well as third-party hardware and software licensing revenues.
Gross profit on product sales was 54% of total product sales for the first quarter of 2006, compared with 56% of total product sales for the same period last year. The decrease in gross profit over the prior year period was primarily due to increased sale of third party products, which carry a lower profit margin than the Company’s hardware products.
Services Sales and Gross Profit
In the first quarter of 2006, services sales declined relative to the same period in 2005, as a result of fewer installation projects. Services sales were $972,000, or 12% of total first quarter sales in 2006, compared to $1,340,000, or 19% of total first quarter sales in 2005.
Services sales consist primarily of network planning and design, installation services, project management, engineering services, training and maintenance.
Gross profit on services sales was 43% during the first quarter of 2006, compared with 67% for the same period last year. Gross profit decreased primarily due to lower sales and relatively fixed costs.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased to $2,829,000 in the first quarter of 2006, from $2,557,000 in the first quarter of 2005. As a percentage of total quarterly sales, this represented 34% in 2006 and 37% in 2005. The first quarter of 2006 SG&A expenses included $29,000 in stock option and Employee Stock Purchase Plan expense required by the implementation of Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share Based Payment. The increase in SG&A spending was primarily attributable to increases of $202,000 in commissions and salaries, $96,000 in recruiting costs, and $29,000 in SFAS 123(R) expense. For the remaining quarters in 2006, SG&A expenses are expected to increase with planned headcount increases related to business strategy and wireless sales.
Research and Development Expenses
Research and development (“R&D”) expenses decreased to $1,043,000 for the first quarter of 2006 from $1,154,000 in the first quarter of 2005, a 10% reduction. As a percentage of total quarterly sales, this represented 12% in 2006 and 17% in 2005. The reduction in R&D expense was primarily due to reductions of $54,000 in hardware material and parts, and $72,000 in compliance testing expenses. The Company continues to invest in product enhancements and developments in response to customer and market opportunities. For the remaining quarters in 2006, R&D expenses are expected to be generally consistent with 2005.
Restructuring Charges
No restructuring charges were recorded in the quarter ended March 31, 2006. During the quarter ended March 31, 2005, the Company enacted two restructuring events. In January 2005, the Company announced management changes resulting in the election of William H. Largent as President and Chief Executive Officer. Former President and Chief Executive Officer, Gerard B. Moersdorf, Jr. resigned those positions while retaining his position as Chairman of the Board of Directors. At the same time, Michael P. Keegan resigned his position as Executive Vice President and Chief Operating Officer. In February 2005, the Company enacted a restructuring event affecting employees in sales, engineering, operations, services and administration. As a result of these actions, the Company incurred restructuring charges of $965,000, consisting of severance and other benefit costs.
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
As of March 31, 2006 and 2005, the remaining restructuring accrual was $0 and $687,817, respectively.

Gain on Sale of Land
During the quarter ended March 31, 2006, the Company completed the sale of 8.6 acres of land located adjacent to its corporate headquarters, and recorded a gain on the sale of $1,036,000. The Company continues to list for sale an additional 16.3 acres of adjoining land.
Interest and Other Income, Net
Interest and other income, net increased to $245,000 in the first quarter of 2006 versus $134,000 in the comparable quarter last year. The overall increase resulted primarily from higher interest income due to higher cash and investment balances, and higher interest rates.
Income Taxes
The Company’s effective income tax expense rate was 30% for the current quarter, comparable to and income tax benefit rate of 37% for the same period in 2005. The decrease in income tax rate is primarily related to R&E credits anticipated to be utilized in 2006.
Net Income (Loss) and Net Income (Loss) Per Share
As a result of the above factors, the Company recorded net income of $1,263,000 in the first quarter of 2006, or $0.08 per share, compared to a net loss of $282,000, or $0.02 per share, during the same period last year.
LIQUIDITY AND CAPITAL RESOURCES
Net working capital was $23,443,000 at March 31, 2006, compared to $24,038,000 at December 31, 2005. At March 31, 2006, the current ratio was 6.1:1 and the Company had no debt outstanding.
The Company had $31,469,000 of cash and cash equivalents and short and long-term investments at March 31, 2006, an increase of $1,377,000 from the total December 31, 2005 balance of $30,092,000.
Operating Activities
Operating activities used cash of $39,000. Significant components of cash flows from operations included: gain on sale of land of $1,036,000; increased accounts receivable of $735,000; decreased deferred income tax of $645,000; and decreased accrued expenses of $588,000 resulting from reductions in payroll, other taxes, and miscellaneous accrued expenses.
Investing Activities
During the first quarter of 2006, investing activities provided cash totaling $482,000. Proceeds from the sale of land provided $1,393,000, purchases of property, plant and equipment used $41,000 and maturities and sales of investments, net of investment purchases, used $871,000.

Financing Activities
Common stock issued for stock option exercises and purchases under the Employee Stock Purchase Plan provided cash of $59,000 during the first quarter of 2006.
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
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” Statement No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable. The provisions of this Statement became effective January 1, 2006. The adoption of Statement No. 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In December 2004, the FASB issued Statement No. 153, “Exchanges of Non-monetary Assets – an Amendment of APB Opinion No. 29.” Statement No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 became effective January 1, 2006. The adoption of Statement No. 153 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In November 2004, the FASB issued Statement No. 151, “Inventory Costs.” Statement No. 151 amends the guidance in Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This Statement became effective January 1, 2006. The adoption of Statement No. 151 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management. These forward looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company’s products and services, the impact of competitive products and services, general economic and business conditions, the Company’s ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company’s business and other risks and uncertainties detailed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. One or more of these factors have affected, and could in the future affect, the Company’s business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward looking statements.
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
PART II — OTHER INFORMATION
Items 1 — 5. Inapplicable
Item 6. Exhibits
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

APPLIED INNOVATION INC.
(Registrant)

May 12, 2006 Date	/s/ William H. Largent William H. Largent
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2006 Date	/s/ Julia A. Fratianne Julia A. Fratianne
Vice President, Chief Financial Officer
and Treasurer*
(Principal Financial Officer and Principal
Accounting Officer)

*	In her capacity as Vice President, Chief Financial Officer, and Treasurer, Ms. Fratianne is duly authorized to sign this report on behalf of the Registrant.