Form 10-Q
period 2006-06-30
APPLIED INNOVATION INC
filed 2006-08-11
CIK 798399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES   ☐    NO   ☑
As of August 7, 2006, there were 15,254,658 shares of common stock outstanding.

APPLIED INNOVATION INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
APPLIED INNOVATION INC.
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$11,507,413	$9,874,406
Short term investments	7,879,683	10,477,682
Accounts receivable, net of allowance of $133,000 in 2006 and $150,000 in 2005	3,696,621	4,273,406
Inventory, net	2,711,325	2,997,403
Other current assets	527,583	523,554
Deferred income taxes	944,000	1,009,000

Total current assets	27,266,625	29,155,451

Property, plant and equipment, net of accumulated depreciation of $10,630,816 in 2006 and $10,405,968 in 2005	5,330,698	5,898,916
Investments	13,959,313	9,740,179
Goodwill	3,525,801	3,525,801
Deferred income taxes	213,000	808,000
Other assets	1,406,328	1,379,119

	$51,701,765	$50,507,466

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$889,826	$1,029,777
Accrued expenses:
Warranty	275,000	336,000
Payroll and related expenses	954,956	1,275,036
Restructuring	—	27,695
Income taxes payable	335,060	321,965
Taxes, other than income taxes	217,032	396,484
Other accrued expenses	371,526	628,658
Deferred revenue	1,096,525	1,102,044

Total current liabilities	4,139,925	5,117,659

Stockholders’ equity:
Preferred stock; $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock; $.01 par value; authorized 55,000,000 shares; issued and outstanding 15,249,899 shares in 2006 and 15,230,408 in 2005	152,499	152,304
Additional paid-in capital	6,967,171	6,839,219
Retained earnings	40,545,979	38,455,848
Accumulated other comprehensive loss, net	(103,809)	(57,564)

Total stockholders’ equity	47,561,840	45,389,807

	$51,701,765	$50,507,466

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Sales:
Products	$8,331,124	$6,400,370	$15,764,535	$11,993,484
Services	1,042,912	1,620,971	2,015,131	2,960,376

Total sales	9,374,036	8,021,341	17,779,666	14,953,860

Cost of sales:
Cost of sales — products	4,330,337	3,097,372	7,782,360	5,532,699
Cost of sales — services	543,749	441,724	1,102,515	883,494

Total cost of sales	4,874,086	3,539,096	8,884,875	6,416,193

Gross profit	4,499,950	4,482,245	8,894,791	8,537,667

Operating expenses:
Selling, general and administrative	2,619,807	2,594,428	5,448,958	5,151,650
Research and development	1,051,346	941,407	2,094,167	2,095,372
Restructuring charges	—	(29,205)	—	895,600
Gain on sale of land	—	—	(1,035,937)	—

Total operating expenses	3,671,153	3,506,630	6,507,188	8,142,622

Income from operations	828,797	975,615	2,387,603	395,045

Interest and other income, net	382,704	199,004	627,528	332,952

Income before income taxes	1,211,501	1,174,619	3,015,131	727,997

Income tax expense	384,000	434,000	925,000	269,000

Net income	$827,501	$740,619	$2,090,131	$458,997

Basic income per share	$0.05	$0.05	$0.14	$0.03

Diluted income per share	$0.05	$0.05	$0.14	$0.03

Weighted-average shares outstanding for basic income per share	15,249,248	15,174,758	15,246,057	15,160,748

Weighted-average shares outstanding for diluted income per share	15,281,996	15,237,524	15,275,751	15,212,952

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,090,131	$458,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	256,828	397,002
Gain on disposal of assets	(1,028,171)	(2,611)
Deferred income tax	668,000	234,000
Non-cash stock compensation	61,578	—
Stock issued to non-employees	—	8,000
Tax benefit of options exercised	—	11,559
Effects of changes in operating assets and liabilities:
Accounts receivable	576,785	765,274
Inventory	286,078	(619,658)
Other current assets	(4,029)	53,340
Other assets	(27,209)	(19,004)
Accounts payable	(139,951)	(170,134)
Income taxes	13,095	(57,381)
Accrued expenses	(842,283)	84,730
Deferred revenue	(5,519)	355,066

Net cash provided by operating activities	1,905,333	1,499,180

Cash flows from investing activities:
Purchases of property, plant and equipment	(56,435)	(3,299)
Proceeds from sales of property, plant and equipment	1,392,920	20,293
Purchases of investments	(7,963,831)	(9,893,651)
Proceeds from maturities of investments	6,185,971	4,951,543
Proceeds from sales of investments	102,480	642,415

Net cash used in investing activities	(338,895)	(4,282,699)

Cash flows from financing activities:
Tax benefit of options exercised	3,405	—
Proceeds from issuance of common stock	63,164	226,724

Net cash provided by financing activities	66,569	226,724

Increase (decrease) in cash and cash equivalents	1,633,007	(2,556,795)
Cash and cash equivalents — beginning of period	9,874,406	9,773,586

Cash and cash equivalents — end of period	$11,507,413	$7,216,791

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The consolidated balance sheet as of June 30, 2006, the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly, in accordance with generally accepted accounting principles in the United States of America, the financial position, results of operations and cash flows for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2005 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the results for the full year.
2. STOCK-BASED COMPENSATION
Adoption of SFAS 123(R)
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS”) (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement of stock-based compensation expense for all share-based payment awards made to employees for services. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provided supplemental implementation guidance for SFAS 123(R). Prior to January 1, 2006, the Company accounted for its share-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost had been recognized in the consolidated financial statements for stock option grants or for shares purchased under the employee stock purchase plan.
The Company has elected to adopt the modified-prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for (a) any share-based payments granted through, but not vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”),

and (b) any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006 was $33,007 and $61,578, respectively. Prior to the adoption of SFAS 123(R), the Company reported amounts attributable to the benefits of tax deductions in excess of recognized compensation in the financial statements in the statement of cash flows as operating activities. SFAS 123(R) requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. For the three and six months ended June 30, 2006, $780 and $3,405, respectively, in excess tax benefits were included in cash flows from financing activities. For the three and six months ended June 30, 2005, $6,486 and $11,559, respectively, in excess tax benefits were included in cash flows from operating activities.
The Company estimates the fair value of stock options using a Black-Scholes option-pricing model to determine the fair value of stock-based awards under SFAS 123(R), and consistent with that used for pro forma disclosures under SFAS 123, prior to the adoption of SFAS 123(R). The Black-Scholes option pricing model was developed for use in estimating the fair value of short lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates. The expected volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected term of the Company’s stock options are based on historical experience. The risk free interest rate was based on current market yields on 5-year US treasury securities. The expected forfeiture rate is based on historical experience, and was 45% for the three and six months ended June 30, 2006.
The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Weighted-average fair value of options granted during the period using a Black-Scholes option valuation model	$2.00	$—	$1.99	$2.22
Weighted-average assumptions used for grants:
Expected volatility	58%	83%	61%	84%
Expected term (years)	4.49	5.42	4.98	5.53
Risk free interest rate	4.99%	3.87%	4.77%	3.88%
Expected dividend yield	0%	0%	0%	0%

The following table shows the impact of adopting SFAS 123(R) for the three and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Income from operations:
Before stock-based compensation	$861,804	$2,449,181
Less: Stock-based compensation recorded under SFAS 123(R)	(33,007)	(61,578)

As reported	$828,797	$2,387,603

Income before income taxes:
Before stock-based compensation	$1,244,508	$3,076,709
Less: Stock-based compensation recorded under SFAS 123(R)	(33,007)	(61,578)

As reported	$1,211,501	$3,015,131

Net income:
Before stock-based compensation	$860,508	$2,151,709
Less: Stock-based compensation recorded under SFAS 123(R)	(33,007)	(61,578)

As reported	$827,501	$2,090,131

Net income per share, basic and diluted
Before stock-based compensation	$0.05	$0.14
Less: Stock-based compensation recorded under SFAS 123(R)	—	—

As reported	$0.05	$0.14

The following table illustrates the effect on net income and net income per share for the three and six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation using the Black-Scholes model:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$740,619	$458,997
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(208,808)	(403,809)

Pro forma net income	$531,811	$55,188

Net income per share:
Basic and diluted — as reported	$0.05	$0.03
Basic — pro forma	$0.04	$0.00
Diluted — pro forma	$0.03	$0.00
As of June 30, 2006, $421,282 of unrecognized compensation expense related to unvested stock options is expected to be recognized over a weighted average period of approximately 2.3 years.

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
The following table summarizes stock option activity for the three and six months ended June 30, 2006:

			Weighted average
	Number of	Weighted average	remaining contractual	Aggregate
	options	exercise price	life (in years)	intrinsic value
Balance at December 31, 2005	1,272,400	$6.38
Granted	325,000	$3.68
Exercised	(10,000)	$3.14
Forfeited	(392,800)	$3.70
Expired	(48,500)	$7.26

Balance at March 31, 2006	1,146,100	$6.28	6.53	$376,858

Granted	241,250	$4.13
Exercised	(1,900)	$3.03
Forfeited	—	$—
Expired	—	$—

Balance at June 30, 2006	1,385,450	$5.91	6.89	$171,780

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.70 as of June 30, 2006, which would have been received by the option holders had all option holders exercised as of that date. The total intrinsic value of stock options exercised during the three months ended June 30, 2006 and June

30, 2005 was $2,344 and $19,024, respectively, and $10,065 and $37,300 for the six months ended June 30, 2006 and 2005, respectively. The total fair value of options which vested during the three months ended June 30, 2006 and June 30, 2005 was $552 and $4,267, respectively, and $30,586 and $24,453 for the six months ended June 30, 2006 and 2005, respectively.
A summary of nonvested options for the three and six months ended June 30, 2006, and changes during the quarters are as follows:

		Weighted average
	Number of	grant date
	options	fair value
Nonvested at December 31, 2005	247,650	$3.22
Granted	325,000	$1.09
Vested	(34,550)	$2.95
Cancelled, expired, forfeited	(315,200)	$1.14

Nonvested at March 31, 2006	222,900	$3.12
Granted	241,250	$2.00
Vested	(11,400)	$3.58
Cancelled, expired, forfeited	—	$—

Nonvested at June 30, 2006	452,750	$3.77

The following table summarizes information about stock options outstanding at June 30, 2006:

		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			Weighted
			Average
			Remaining	Weighted		Weighted
Range of		Number	Contractual	Average	Number	Average
Exercise Prices		Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$2.96000	$3.0000	46,500	8.19	$2.9742	9,900	$2.9758
$3.03000	$3.0300	147,050	6.51	$3.0300	103,150	$3.0300
$3.06000	$3.6400	153,700	8.36	$3.4430	88,900	$3.3816
$3.73000	$4.1100	26,000	9.15	$3.9050	1,800	$3.8589
$4.14000	$4.1400	226,250	9.78	$4.1400	—	$0.0000
$4.18000	$5.0000	72,000	7.04	$4.4861	36,000	$4.3829
$5.15000	$5.1500	162,750	5.57	$5.1500	159,750	$5.1500
$5.20000	$6.1300	36,250	7.12	$5.8600	36,250	$5.8608
$6.73000	$6.7300	178,000	7.51	$6.7300	160,000	$6.7300
$6.87500	$17.3750	336,950	4.35	$10.2966	336,950	$10.2966

$2.96000	$17.3750	1,385,450	6.89	$5.9131	932,700	$6.8498

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
The Company accounts for stock grants to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. The Company recognized no expense for stock grants to non-employees for the three months ended June 30, 2006 and 2005, and $0 and $8,000 of expense was recognized for the six months ended June 30, 2006 and 2005, respectively.
3. INVENTORY
Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at June 30, 2006 and December 31, 2005 are summarized below:

	June 30, 2006	December 31, 2005
Raw materials	$2,203,666	$2,237,102
Work-in-process	20,783	136,882
Finished goods	750,886	910,419

	2,975,335	3,284,403
Reserve for obsolescence	(264,010)	(287,000)

	$2,711,325	$2,997,403

4. WARRANTY
The Company’s warranty activity for the three and six months ended June 30, 2006 and 2005 is summarized below:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Beginning balance	$270,000	$400,000	$336,000	$425,000
Warranty provision	110,436	46,316	133,149	107,998
Warranty costs incurred	(105,436)	(81,316)	(194,149)	(167,998)

Ending balance	$275,000	$365,000	$275,000	$365,000

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
6. COMPREHENSIVE INCOME
Comprehensive income for the three and six months ended June 30, 2006 was $778,835 and $2,043,886, respectively. The sole adjustment necessary to reconcile net income with comprehensive income is the net unrealized loss, net of taxes, on available-for-sale securities, which was $(48,666) for the three months ended June 30, 2006 and ($46,245) for the six months ended June 30, 2006.
Comprehensive income for the three and six months ended June 30, 2005 was $760,131 and $443,594, respectively. The sole adjustment necessary to reconcile net income with comprehensive income is the net unrealized gain (loss), net of taxes, on available-for-sale securities, which was $19,512 for the three months ended June 30, 2005 and ($15,403) for the six months ended June 30, 2005.
7. INCOME PER SHARE
Basic income per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted income per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Stock options which were out-of-the money and, therefore, anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted income per share. The Company’s weighted-average number of stock options outstanding which were excluded because they were out-of-the-money for the six months ended June 30, 2006 and 2005 were 1,161,900 and 1,011,000, respectively.
Shares of common stock used in calculating income per share differed from outstanding shares reported in the consolidated financial statements as follows:

	Three months ended		Three months ended
	June 30, 2006		June 30, 2005
	Basic income	Diluted income	Basic loss	Diluted loss
	per share	per share	per share	per share
Outstanding shares	15,249,899	15,249,899	15,181,609	15,181,609
Effect of weighting changes in outstanding shares	(651)	(651)	(6,851)	(6,851)
Dilutive effect of stock options	—	32,748	—	62,766

Adjusted shares	15,249,248	15,281,996	15,174,758	15,237,524

	Six months ended		Six months ended
	June 30, 2006		June 30, 2005
	Basic income	Diluted income	Basic loss	Diluted loss
	per share	per share	per share	per share
Outstanding shares	15,249,899	15,249,899	15,181,609	15,181,609
Effect of weighting changes in outstanding shares	(3,842)	(3,842)	(20,861)	(20,861)
Dilutive effect of stock options	—	29,694	—	52,204

Adjusted shares	15,246,057	15,275,751	15,160,748	15,212,952

8. RESTRUCTURING COSTS
No restructuring charges were recorded for the six months ended June 30, 2006. During the quarter ended March 31, 2005, the Company enacted two restructuring events. The actions were taken primarily to reduce operating costs and improve profitability. In January 2005, the Company announced management changes resulting in the election of William H. Largent as President and Chief Executive Officer. Former President and Chief Executive Officer, Gerard B. Moersdorf, Jr. resigned those positions while retaining his position as Chairman of the Board of Directors. At the same time, Michael P. Keegan resigned his position as Executive Vice President and Chief Operating Officer. In February 2005, the Company enacted a restructuring event affecting employees in sales, engineering, operations, services and administration. As a result of these actions, the Company incurred restructuring charges of $965,481 during the first quarter of 2005, consisting of severance and other benefit costs.
During the three and six months ended June 30, 2005, the Company reduced the restructuring accrual by $29,205 and $69,881, respectively, to adjust for certain benefit costs that were less than originally estimated, as well as certain sublease receipts that were higher than originally estimated. The charges and adjustments are aggregated as a separate line item on the consolidated statements of operations.
As of June 30, 2006 and 2005, the remaining restructuring accrual was $0 and $250,587, respectively.
Activity in the restructuring accrual for the six months ended June 30, 2006 is summarized below:

Employee
separations
Restructuring accrual — December 31, 2005	$27,695
Cash deductions	(27,695)

Restructuring accrual — June 30, 2006	$—

9. MAJOR CUSTOMERS AND GEOGRAPHIC DATA
Because of the Company’s concentration of sales to a limited customer base, a small number of customers typically represent substantial portions of total sales. For the first six months of 2006, sales to three companies comprised 86% of total sales. Each of these customers contributed between 15% and 45% of total sales. For the first six months of 2005, sales to three companies comprised 77% of total sales. Each of these customers contributed between 10% and 35% of total sales.
The Company’s sales by geographic areas for the three and six months ended June 30, 2006 and 2005 are summarized below:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
United States	$9,020,894	$7,330,868	$16,821,260	$13,811,705
International	353,142	690,473	958,406	1,142,155

	$9,374,036	$8,021,341	$17,779,666	$14,953,860

10. EMPLOYEE STOCK PURCHASE PLAN
The Applied Innovation Inc. Employee Stock Purchase Plan (“ESPP”), approved and adopted by the stockholders on April 25, 2002, authorizes the Company to issue up to 500,000 shares of common stock to eligible employees, as defined. The ESPP has semi-annual offering periods commencing January 1 and July 1 during which eligible employees may purchase shares at a price equal to 90% of fair market value on the first or last business day of the offering period, whichever is lower.
On January 4, 2006, the Company issued 7,591 shares of common stock at a price of $2.98 per share based on employee payroll deductions for the six month offering period ended December 31, 2005. On July 5, 2006, the Company issued 4,759 shares of common stock at a price of $2.98 per share based on employee payroll deductions for the six month offering period ended June 30, 2006. Since the inception of the ESPP, 111,379 shares have been issued to eligible employees.

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
During the second quarter of 2006, the Company experienced sales growth of 17% over the comparable period of the prior year. Second quarter 2006 growth was led by strong sales in the domestic wireline market. The Company expects total full year sales to increase over sales for 2005 at a growth rate similar to that experienced in 2005 over the 2004 sales levels. The Company will continue to focus on market diversification efforts and to strengthen its business in global markets. These activities will continue to be through the Company’s direct sales force, as well as through added partners. Increased demand in the wireline market during the first six months of 2006 was largely attributable to accelerated demand for products associated with next generation fiber initiatives at the Company’s largest wireline customers. This included a mix of both traditional products and new products focused on IP networking and network security.
Continued efforts to strengthen the Company’s presence in the wireless marketplace will be critical to maintaining the expected sales growth. Further, the Company expects to continue to see gross margin pressure as lower margin third party products and wireless sales increase as a percentage of total sales.
RESULTS OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
Total Sales and Gross Profit
Sales for the second quarter of 2006 were $9,374,000, a 17% increase from sales of $8,021,000 during the same period in 2005. Year-to-date sales increased 19% to $17,780,000 in 2006 from $14,954,000 in 2005.
Because of the Company’s concentration of sales to a limited customer base, a small number of customers typically represent substantial portions of total sales. For the first six months of

2006, sales to three companies comprised 86% of total sales. Each of these customers contributed between 15% and 45% of total sales. For the first six months of 2005, sales to three companies comprised 77% of total sales. Each of these customers contributed between 10% and 35% of total sales.
Gross profit as a percentage of total sales was 48% for the second quarter of 2006, versus 56% for the second quarter of 2005. Year-to-date gross profit percentages were 50% and 57% for 2006 and 2005, respectively. The decrease in gross profit was primarily due to lower gross profit from services and increases in the resale of third party products during 2006 as compared to 2005.
The following table summarizes sales and gross profit for products and services:

	For the Quarter Ended June 30, 2006			For the Quarter Ended June 30, 2005
	Products	Services	Total	Products	Services	Total
Sales	$8,331,000	$1,043,000	$9,374,000	$6,400,000	$1,621,000	$8,021,000
Gross Profit	4,001,000	499,000	4,500,000	3,303,000	1,179,000	4,482,000
Gross Profit %	48%	48%	48%	52%	73%	56%
Product Sales and Gross Profit
Product sales of $8,331,000 were 89% of 2006 second quarter sales, versus product sales of $6,400,000, or 80% of 2005 second quarter sales. This represented a 30% increase in product sales from the comparable quarter in the prior year. Year-to-date product sales of $15,765,000 were 89% of total sales in 2006, versus $11,993,000, or 80% of total sales in 2005. This represented a 31% increase in product sales from the previous year. Demand in the domestic wireline market was particularly strong, as the Company’s two largest wireline customers ordered product for their next generation fiber initiatives.
Product sales include revenues from the sales of the Company’s hardware products, as well as third-party hardware and software licensing revenues.
Gross profit on product sales was 48% of total product sales for the second quarter of 2006, compared with 52% of total product sales for the same period last year. The decrease in gross profit over the prior year period was primarily due to increased sale of third party products, which carry a lower profit margin than the Company’s hardware products.
Services Sales and Gross Profit
Services sales of $1,043,000 were 11% of 2006 second quarter sales, versus services sales of $1,621,000, or 20% of 2005 second quarter sales. Year-to-date services sales of $2,015,000 were 11% of total sales in 2006, compared to $2,960,000, or 20% of total sales in 2005. The 36% decrease in services sales in the second quarter of 2006 compared to the same quarter last year was primarily as a result of fewer installation projects.
Services sales consist primarily of network planning and design, installation services, project management, engineering services, training and maintenance.

Services gross profit for the quarter ended June 30, 2006 was 48% of services sales, versus 73% of services sales for the comparable quarter a year ago. Gross profit decreased primarily due to lower sales with relatively fixed costs.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased to $2,620,000 for the second quarter of 2006, from $2,594,000 in the second quarter of 2005. As a percentage of total quarterly sales, this represented 28% in 2006 and 32% in 2005. Year-to-date SG&A expenses were $5,449,000 in 2006 and $5,152,000 in 2005. As a percentage of total year-to-date sales, this represented 31% in 2006 and 34% in 2005. SG&A expenses included $33,000 and $62,000 in stock option and Employee Stock Purchase Plan expense required by the implementation of Statement of Financial Accounting Standards No. 123(R) Share Based Payment (“SFAS 123(R)”) for the three and six months ended June 30, 2006, respectively. For the remaining quarters in 2006, SG&A expenses are expected to increase slightly with planned headcount increases related to business strategy and wireless sales.
Research and Development Expenses
Research and development (“R&D”) expenses increased to $1,051,000 for the second quarter of 2006, versus $941,000 for the same period in 2005. As a percentage of total quarterly sales, this represented 11% in 2006 and 12% in 2005. Year-to-date R&D expenses were $2,094,000 for 2006 and $2,095,000 for 2005. As a percentage of total year-to-date sales, this represented 12% in 2006 and 14% in 2005. For the remaining quarters in 2006, R&D expenses are expected to be generally consistent with 2005.
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
During the three and six months ended June 30, 2005, the Company reduced the restructuring accrual by $29,000 and $70,000, respectively, to adjust for certain benefit costs that were less than originally estimated, as well as certain sublease receipts that were higher than originally estimated. The charges and adjustments are aggregated as a separate line item on the consolidated statements of operations.
As of June 30, 2006 and 2005, the remaining restructuring accrual was $0 and $250,587, respectively.
Gain on Sale of Land
During the quarter ended March 31, 2006, the Company completed the sale of 8.6 acres of land located adjacent to its corporate headquarters, and recorded a gain on the sale of $1,036,000. The Company continues to list for sale an additional 16.3 acres of adjoining land.
Interest and Other Income, Net
Interest and other income, net increased to $383,000 in the second quarter of 2006 from $199,000 in the comparable quarter last year. Year-to-date interest and other income, net increased to $628,000 in 2006 from $333,000 in the prior year. The quarterly and year-to-date increases in interest and other income, net in 2006 as compared to 2005 are primarily attributable to higher interest income due to higher cash and investment balances, and higher interest rates.
Income Taxes
The Company’s effective income tax expense rate was 32% and 31%, respectively, for the three and six months ended June 30, 2006, compared to an effective rate of 37% for the same periods in 2005. The decrease in income tax rate is primarily related to R&E credits anticipated to be utilized in 2006.
Net Income and Net Income Per Share
As a result of the above factors, the Company recorded net income of $828,000, or $0.05 per share, in the second quarter of 2006, versus a net income of $741,000, or $0.05 per share, in the second quarter of 2005. Year-to-date net income was $2,090,000, or $0.14 per share, in 2006, versus net income of $459,000, or $0.03 per share, in 2005.
LIQUIDITY AND CAPITAL RESOURCES
Net working capital was $23,127,000 at June 30, 2006, compared to $24,038,000 at December 31, 2005. At June 30, 2006, the current ratio was 6.6:1 and the Company had no debt outstanding.
The Company had $33,346,000 of cash and cash equivalents and short- and long-term investments at June 30, 2006, an increase of $3,254,000 from the December 31, 2005 balance of $30,092,000.

Operating activities
For the six months ended June 30, 2006, operating activities provided cash of $1,905,000. Significant components of cash flows from operations included: gain on sale of land of $1,036,000; decreased accounts receivable of $577,000; decreased deferred income tax of $668,000; and decreased accrued expenses of $842,000 resulting from reductions in payroll, other taxes, and miscellaneous accrued expenses.
Investing Activities
During the six months ended June 30, 2006, investing activities used cash totaling $339,000. Proceeds from the sale of land provided $1,393,000, purchases of property, plant and equipment used $56,000 and maturities and sales of investments, net of investment purchases, used $1,675,000.
Financing Activities
Common stock issued for stock option exercises and purchases under the Employee Stock Purchase Plan provided cash of $67,000 during the first six months of 2006.
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
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes”. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.
In February 2006, the Financial Accounting Standards Board issued Statement No. 155 “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 provides a fair value measurement option for certain hybrid financial instruments containing an embedded derivative that would otherwise require bifurcation. It is effective for the fiscal years beginning after September 15,

2006. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In May 2005, the Financial Accounting Standards Board issued Statement No. 154, “Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” Statement No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable. The provisions of this Statement became effective January 1, 2006. The adoption of Statement No. 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.
In December 2004, the FASB issued Statement No. 153, “Exchanges of Non-monetary Assets — an Amendment of APB Opinion No. 29.” Statement No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 became effective January 1, 2006. The adoption of Statement No. 153 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Applied Innovation Inc. held its Annual Meeting of Stockholders on May 11, 2006, for the purpose of electing two Class I directors. At the Company’s Annual Meeting of Stockholders, all incumbent nominees for director were elected. The following table shows the voting tabulation for the sole matter voted on at the 2006 Annual Meeting of Stockholders, the election of three Class I directors:

ACTION		FOR	WITHHOLD AUTHORITY
Election of Class I Directors
	Kenneth E. Jones	13,486,186	1,147,810
	William H. Largent	13,526,157	1,107,839

Exhibit 10.1	—	Description of Chairman of the Board Fee, Base Salary, and the Material Terms of the Amendment to Applied Innovation Inc.’s 2006 Management Bonus Program (Reference is made to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2006, and incorporated herein by reference).

Exhibit 31.1	—	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	—	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32.1	—	Section 1350 Certification of Principal Executive Officer

Exhibit 32.2	—	Section 1350 Certification of Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED INNOVATION INC. (Registrant)
August 11, 2006	/s/ William H. Largent

Date	William H. Largent President and Chief Executive Officer (Principal Executive Officer)
August 11, 2006	/s/ Julia A. Fratianne

Date	Julia A. Fratianne Vice President, Chief Financial Officer and Treasurer* (Principal Financial Officer and Principal Accounting Officer)
*	In her capacity as Vice President, Chief Financial Officer, and Treasurer, Ms. Fratianne is duly authorized to sign this report on behalf of the Registrant.