Form 10-Q
period 2006-09-30
APPLIED INNOVATION INC
filed 2006-11-13
CIK 798399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
As of November 9, 2006, there were 15,266,658 shares of common stock outstanding.

APPLIED INNOVATION INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
APPLIED INNOVATION INC.
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$15,316,354	$9,874,406
Short term investments	6,652,149	10,477,682
Accounts receivable, net of allowance of $106,000 in 2006 and $150,000 in 2005	2,851,424	4,273,406
Inventory, net	3,291,700	2,997,403
Other current assets	354,075	523,554
Deferred income taxes	1,028,000	1,009,000

Total current assets	29,493,702	29,155,451

Property, plant and equipment, net of accumulated depreciation of $9,882,239 in 2006 and $10,405,968 in 2005	5,217,334	5,898,916
Investments	14,212,645	9,740,179
Goodwill	3,525,801	3,525,801
Deferred income taxes	—	808,000
Other assets	1,421,142	1,379,119

	$53,870,624	$50,507,466

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$966,997	$1,029,777
Accrued expenses:
Warranty	261,000	336,000
Payroll and related expenses	1,155,762	1,275,036
Restructuring	—	27,695
Income taxes payable	518,245	321,965
Taxes, other than income taxes	310,741	396,484
Other accrued expenses	553,570	628,658
Deferred revenue	1,619,055	1,102,044

Total current liabilities	5,385,370	5,117,659
Deferred income taxes	265,000	—

Total liabilities	5,650,370	5,117,659

Stockholders’ equity:
Preferred stock; $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock; $.01 par value; authorized 55,000,000 shares; issued and outstanding 15,266,658 shares in 2006 and 15,230,408 in 2005	152,667	152,304
Additional paid-in capital	7,053,859	6,839,219
Retained earnings	40,972,118	38,455,848
Accumulated other comprehensive income (loss), net	41,610	(57,564)

Total stockholders’ equity	48,220,254	45,389,807

	$53,870,624	$50,507,466

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales:
Products	$6,348,064	$7,185,987	$22,112,599	$19,179,471
Services	1,398,144	1,238,325	3,413,274	4,198,701

Total sales	7,746,208	8,424,312	25,525,873	23,378,172

Cost of sales:
Products	3,116,746	3,316,976	10,899,106	8,849,675
Services	628,341	445,287	1,730,856	1,328,781

Total cost of sales	3,745,087	3,762,263	12,629,962	10,178,456

Gross profit	4,001,121	4,662,049	12,895,911	13,199,716

Operating expenses:
Selling, general and administrative	2,385,125	2,507,903	7,834,083	7,659,553
Research and development	1,040,253	1,209,694	3,134,420	3,305,066
Restructuring charges	—	(10,351)	—	885,249
Gain on sale of land	—	—	(1,035,937)	—

Total operating expenses	3,425,378	3,707,246	9,932,566	11,849,868

Income from operations	575,743	954,803	2,963,345	1,349,848

Interest and other income, net	372,395	190,601	999,925	523,553

Income before income taxes	948,138	1,145,404	3,963,270	1,873,401

Income tax expense	400,000	319,000	1,447,000	588,000

Net income	$548,138	$826,404	$2,516,270	$1,285,401

Basic earnings per share	$0.04	$0.05	$0.16	$0.08

Diluted earnings per share	$0.04	$0.05	$0.16	$0.08

Weighted-average shares outstanding for basic earnings per share	15,262,140	15,210,282	15,253,244	15,176,421

Weighted-average shares outstanding for diluted earnings per share	15,265,446	15,273,509	15,264,001	15,233,391

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,516,270	$1,285,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	371,273	551,404
Gain on disposal of assets	(1,026,859)	(21,555)
Deferred income tax	999,000	529,000
Non-cash stock compensation	96,779	—
Stock issued to non-employees	—	8,000
Tax benefit of options exercised	—	25,350
Effects of changes in operating assets and liabilities:
Accounts receivable	1,421,982	1,321,317
Inventory	(294,297)	(78,552)
Other current assets	169,479	204,693
Other assets	(42,023)	(30,034)
Accounts payable	(62,780)	183,831
Income taxes	196,280	(52,972)
Accrued expenses	(379,724)	166,980
Deferred revenue	517,011	360,746

Net cash provided by operating activities	4,482,391	4,453,609

Cash flows from investing activities:
Purchases of property, plant and equipment	(61,824)	(59,425)
Proceeds from sales of property, plant and equipment	1,395,916	21,618
Purchases of investments	(9,028,876)	(12,815,974)
Proceeds from maturities of investments	8,381,857	6,726,635
Proceeds from sales of investments	154,260	759,886

Net cash provided by (used in) investing activities	841,333	(5,367,260)

Cash flows from financing activities:
Tax benefit of options exercised	3,985	—
Proceeds from issuance of common stock	114,239	343,731

Net cash provided by financing activities	118,224	343,731

Increase (decrease) in cash and cash equivalents	5,441,948	(569,920)
Cash and cash equivalents — beginning of period	9,874,406	9,773,586

Cash and cash equivalents — end of period	$15,316,354	$9,203,666

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. BASIS OF PRESENTATION
The consolidated balance sheet as of September 30, 2006, the consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly, in accordance with U.S. generally accepted accounting principles, the financial position, results of operations and cash flows for all periods presented have been made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2005 Annual Report on Form 10-K. The results of operations for the periods ended September 30, 2006 are not necessarily indicative of the results for the full year.
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

Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006 was $35,201 and $96,779, respectively. Prior to the adoption of SFAS 123(R), the Company reported amounts attributable to the benefits of tax deductions in excess of recognized compensation in the financial statements in the statement of cash flows as operating activities. SFAS 123(R) requires the cash flows resulting from excess tax benefits to be classified as financing cash flows. For the three and nine months ended September 30, 2006, $580 and $3,985, respectively, in excess tax benefits were included in cash flows from financing activities. For the three and nine months ended September 30, 2005, $13,791 and $25,350, respectively, in excess tax benefits were included in cash flows from operating activities.
The Company estimates the fair value of stock options using a Black-Scholes option-pricing model to determine the fair value of stock-based awards under SFAS 123(R), and consistent with that used for pro forma disclosures under SFAS 123, prior to the adoption of SFAS 123(R). The Black-Scholes option pricing model was developed for use in estimating the fair value of short lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates. The expected volatility is based on historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected term of the Company’s stock options are based on historical experience. The risk free interest rate was based on current market yields on 5-year US treasury securities. The expected forfeiture rate is based on historical experience, and was 45% for the three and nine months ended September 30, 2006.
The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Weighted-average fair value of options granted during the period using a Black-Scholes option valuation model	$—	$2.86	$1.99	$2.52
Weighted-average assumptions used for grants:
Expected volatility	57%	82%	59%	83%
Expected term (years)	4.46	5.55	4.81	5.54
Risk free interest rate	4.84%	4.04%	4.79%	3.93%
Expected dividend yield	0%	0%	0%	0%

The following table shows the impact of adopting SFAS 123(R) for the three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Income from operations:
Before stock-based compensation	$610,944	$3,060,124
Less: Stock-based compensation recorded under SFAS 123(R)	(35,201)	(96,779)

As reported	$575,743	$2,963,345

Income before income taxes:
Before stock-based compensation	$983,339	$4,060,049
Less: Stock-based compensation recorded under SFAS 123(R)	(35,201)	(96,779)

As reported	$948,138	$3,963,270

Net income:
Before stock-based compensation	$568,555	$2,577,241
Less: Stock-based compensation recorded under SFAS 123(R)	(20,417)	(60,971)

As reported	$548,138	$2,516,270

Net income per share, basic and diluted
Before stock-based compensation	$0.04	$0.17
Less: Stock-based compensation recorded under SFAS 123(R)	$—	$(0.01)

As reported	$0.04	$0.16

The following table illustrates the effect on net income and net income per share for the three and nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation using the Black-Scholes model:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$826,404	$1,285,401
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(177,031)	(580,841)

Pro forma net income	$649,373	$704,560

Net income per share:
Basic and diluted — as reported	$0.05	$0.08
Basic and diluted — pro forma	$0.04	$0.05
As of September 30, 2006, $376,211 of unrecognized compensation expense related to unvested stock options is expected to be recognized over a weighted average period of approximately 2.17 years.

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
The following table summarizes stock option activity for the three and nine months ended September 30, 2006:

			Weighted average
	Number of	Weighted average	remaining contractual	Aggregate
	options	exercise price	life (in years)	intrinsic value
Balance at December 31, 2005	1,192,400	$6.38
Granted	325,000	$3.68
Exercised	(10,000)	$3.14
Forfeited	(312,800)	$3.70
Expired	(48,500)	$7.26
Balance at March 31, 2006	1,146,100	$6.28	6.53	$376,858

Granted	241,250	$4.13
Exercised	(1,900)	$3.03
Forfeited	—	$—
Expired	—	$—
Balance at June 30, 2006	1,385,450	$5.91	6.89	$171,780

Granted	—	$—
Exercised	(12,000)	$3.03
Forfeited	(93,400)	$4.03
Expired	(68,100)	$5.13
Balance at September 30, 2006	1,211,950	$6.13	6.52	$32,933

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.15 as of September 30, 2006, which would have been received by the option holders had all option holders exercised as of that date. The total intrinsic value of stock options exercised during the three months ended September 30, 2006 and September 30, 2005 was $1,910 and $40,614, respectively, and $11,975 and $77,914 for the nine months ended September 30, 2006 and 2005, respectively. The total fair value of options which vested during the three months ended September 30, 2006 and September 30, 2005 was $870 and $3,156, respectively, and $31,456 and $27,609 for the nine months ended September 30, 2006 and 2005, respectively.
A summary of nonvested options for the three and nine months ended September 30, 2006, and changes during the quarters are as follows:

		Weighted average
	Number of	grant date
	options	fair value
Nonvested at December 31, 2005	247,650	$3.22
Granted	325,000	$1.09
Vested	(36,950)	$2.76
Forfeited	(312,800)	$1.15

Nonvested at March 31, 2006	222,900	$3.12
Granted	241,250	$2.00
Vested	(11,400)	$3.58
Forfeited	—	$—

Nonvested at June 30, 2006	452,750	$3.77
Granted	—	$—
Vested	(10,100)	$2.60
Forfeited	(93,400)	$2.45

Nonvested at September 30, 2006	349,250	$4.81

The following table summarizes information about stock options outstanding at September 30, 2006:

		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			Weighted Average
			Remaining	Weighted		Weighted
Range of		Number	Contractual	Average	Number	Average
Exercise Prices		Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$2.9600	$3.0000	16,500	7.81	$2.9636	6,900	$2.9652
$3.0300	$3.0300	126,650	6.26	$3.0300	91,150	$3.0300
$3.0600	$3.6200	123,700	7.83	$3.3952	89,200	$3.3820
$3.6400	$4.1100	56,000	9.07	$3.7630	4,600	$3.9226
$4.1400	$4.1400	187,750	9.53	$4.1400	0	$0.0000
$4.2500	$5.0000	29,500	7.56	$4.6797	11,000	$4.6632
$5.1500	$5.1500	161,750	5.32	$5.1500	158,750	$5.1500
$5.2000	$6.0300	11,250	6.36	$5.6758	11,250	$5.6758
$6.7300	$6.7300	163,000	7.26	$6.7300	154,000	$6.7300
$6.8750	$17.3750	335,850	4.11	$10.2944	335,850	$10.2944

$2.9600	$17.3750	1,211,950	6.52	$6.1306	862,700	$7.0046

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
The Company accounts for stock grants to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services. The Company recognized no expense for stock grants to non-employees for the three months ended September 30, 2006 and 2005, and $0 and $8,000 of expense was recognized for the nine months ended September 30, 2006 and 2005, respectively.
3. INVENTORY
Inventory is stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out method, net of allowances for estimated obsolescence. Major classes of inventory at September 30, 2006 and December 31, 2005 are summarized below:

	September 30, 2006	December 31, 2005
Raw materials	$2,742,502	$2,237,102
Work-in-process	80,496	136,882
Finished goods	748,702	910,419

	3,571,700	3,284,403
Reserve for obsolescence	(280,000)	(287,000)

	$3,291,700	$2,997,403

4. WARRANTY
The Company’s warranty activity for the three and nine months ended September 30, 2006 and 2005 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Beginning balance	$275,000	$365,000	$336,000	$425,000
Warranty provision	70,447	47,244	203,596	155,242
Warranty costs incurred	(84,447)	(81,268)	(278,596)	(249,266)

Ending balance	$261,000	$330,976	$261,000	$330,976

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
During the first half of 2006, the Company utilized a research and experimentation (R&E) credit to calculate the annualized income tax rate. Because the authority for this credit ended at December 31, 2005, this credit should not have been utilized in the first half of 2006. The Company concluded that the correction was not material to the first and second quarters of 2006 and as a result the $122,000 adjustment is included in the nine-month period ended September 30, 2006. There is currently a proposal before Congress to reinstate the R&E credit with an effective date of January 1, 2006. If this law is enacted the Company will likely be required to utilize the R&E credit entirely in the quarter ended December 31, 2006.
6. COMPREHENSIVE INCOME
Comprehensive income for the three and nine months ended September 30, 2006 was $693,557 and $2,615,444, respectively. The sole adjustment necessary to reconcile net income with comprehensive income is the net unrealized gain, net of taxes, on available-for-sale securities, which was $145,419 for the three months ended September 30, 2006 and $99,174 for the nine months ended September 30, 2006.
Comprehensive income for the three and nine months ended September 30, 2005 was $786,606 and $1,230,200, respectively. The sole adjustment necessary to reconcile net income with comprehensive income is the net unrealized loss, net of taxes, on available-for-sale securities, which was $39,798 for the three months ended September 30, 2005 and $55,201 for the nine months ended September 30, 2005.
7. INCOME PER SHARE
Basic income per share is calculated using the weighted-average number of common shares outstanding during the periods. Diluted income per share is calculated using the weighted-average number of common and common equivalent shares outstanding during the periods. Stock options which were out-of-the money and, therefore, anti-dilutive under the treasury stock method have also been excluded from the calculation of diluted income per share. The Company’s weighted-average number of stock options outstanding which were excluded because they were out-of-the-money for the nine months ended September 30, 2006 and 2005 were 1,136,950 and 1,008,800, respectively.

Shares of common stock used in calculating income per share differed from outstanding shares reported in the consolidated financial statements as follows:

	Three months ended		Three months ended
	September 30, 2006		September 30, 2005
	Basic earnings	Diluted earnings	Basic earnings	Diluted earnings
	per share	per share	per share	per share
Outstanding shares	15,266,658	15,266,658	15,218,408	15,218,408
Effect of weighting changes in outstanding shares	(4,518)	(4,518)	(8,126)	(8,126)
Dilutive effect of stock options	—	3,306	—	63,227

Adjusted shares	15,262,140	15,265,446	15,210,282	15,273,509

	Nine months ended		Nine months ended
	September 30, 2006		September 30, 2005
	Basic earnings	Diluted earnings	Basic earnings	Diluted earnings
	per share	per share	per share	per share
Outstanding shares	15,266,658	15,266,658	15,218,408	15,218,408
Effect of weighting changes in outstanding shares	(13,414)	(13,414)	(41,987)	(41,987)
Dilutive effect of stock options	—	10,757	—	56,970

Adjusted shares	15,253,244	15,264,001	15,176,421	15,233,391

8. RESTRUCTURING COSTS
No restructuring charges were recorded for the nine months ended September 30, 2006. During the quarter ended March 31, 2005, the Company enacted two restructuring events. The actions were taken primarily to reduce operating costs and improve profitability. In January 2005, the Company announced management changes resulting in the election of William H. Largent as President and Chief Executive Officer. Former President and Chief Executive Officer, Gerard B. Moersdorf, Jr. resigned those positions while retaining his position as Chairman of the Board of Directors. At the same time, Michael P. Keegan resigned his position as Executive Vice President and Chief Operating Officer. In February 2005, the Company enacted a restructuring event affecting employees in sales, engineering, operations, services and administration. As a result of these actions, the Company incurred restructuring charges of $965,481 during the first quarter of 2005, consisting of severance and other benefit costs.
During the three and nine months ended September 30, 2005, the Company reduced the restructuring accrual by $10,351 and $80,232, respectively, to adjust for certain benefit costs that were less than originally estimated, as well as certain sublease receipts that were higher than originally estimated. The charges and adjustments are aggregated as a separate line item on the consolidated statements of operations.
As of September 30, 2006 and 2005, the remaining restructuring accrual was $0 and $130,013, respectively.

Activity in the restructuring accrual for the nine months ended September 30, 2006 is summarized below:

Employee
separations
Restructuring accrual — December 31, 2005	$27,695
Cash deductions	(27,695)

Restructuring accrual — September 30, 2006	$—

9. MAJOR CUSTOMERS AND GEOGRAPHIC DATA
Because of the Company’s concentration of sales to a limited customer base, a small number of customers typically represent substantial portions of total sales. For the first nine months of 2006, sales to three companies comprised 84% of total sales. Each of the three customers contributed between 20% and 43% of total sales. For the first nine months of 2005, sales to four companies comprised 82% of total sales. Each of the four customers contributed between 12% and 29% of total sales.
The Company’s sales by geographic areas for the three and nine months ended September 30, 2006 and 2005 are summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
United States	$6,803,383	$6,363,779	$23,624,641	$20,175,484
International	942,825	2,060,533	1,901,232	3,202,688

	$7,746,208	$8,424,312	$25,525,873	$23,378,172

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

11. CORRECTION OF ERROR
In the quarter ended September 30, 2006, the Company corrected an immaterial error related to income taxes. During the first and second quarters of 2006, the Company’s 2006 estimated effective income tax rate reflected the benefit of a research and experimentation (R&E) credit. Because the legislative authority for this credit ended at December 31, 2005, this credit should not have been utilized in 2006. There is currently a proposal before Congress to reinstate the R&E credit with an effective date of January 1, 2006. If this law is enacted, the Company will likely utilize the R&E credit entirely in the quarter ended December 31, 2006. The error resulted in a $73,000 and $49,000 understatement of income tax expense and income taxes payable for each of the quarters ended March 31, 2006 and June 30, 2006, respectively. The error had no effect on EPS for the quarters ended March 31, 2006 and June 30, 2006. The Company concluded that the correction was not material to the first and second quarters of 2006, estimated income for 2006, or to the trend of earnings.
As a result of this correction of error, the Company’s financial results for the three months ended March 31, 2006 have been adjusted as follows:

	Three months ended
	March 31, 2006		March 31, 2006
	(as previously reported)	Adjustments	(adjusted)

Balance sheet:

Income taxes payable	$72,390	$73,000	$145,390
Retained earnings	$39,718,478	$(73,000)	$39,645,478

Statement of Operations:

Income tax expense	$541,000	$73,000	$614,000
Net income	$1,262,630	$(73,000)	$1,189,630
Diluted income per share	$0.08	$—	$0.08
As a result of this correction of error, the Company’s financial results for the three months ended June 30, 2006 have been adjusted as follows:

	Three months ended
	June 30, 2006		June 30, 2006
	(as previously reported)	Adjustments	(adjusted)

Balance sheet:

Income taxes payable	$335,060	$122,000	$457,060
Retained earnings	$40,545,979	$(122,000)	$40,423,979

Statement of operations:

Income tax expense	$384,000	$49,000	$433,000
Net income	$827,501	$(49,000)	$778,501
Diluted income per share	$0.05	$—	$0.05
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
Applied Innovation’s products and services help its customers to improve network visibility thereby enabling better quality and uptime and, at the same time, reduce network maintenance and repair costs. By leveraging its extensive knowledge of network infrastructure, its vendor-neutral methodology and its customer-centric approach, AI provides solutions which help customers better manage and control both their capital expenditures and their operating expenditures. The Company’s solutions are targeted to global service providers that serve both wireline and wireless telecommunications services, as well as other providers of critical infrastructure.
During the third quarter of 2006, the Company sales declined 8% over the comparable period of the prior year. The third quarter 2006 decline was primarily due to declines in wireline and international sales, partially offset by increased wireless sales. The Company expects total year sales for 2006 to be similar to total year 2005 sales. The Company will continue to focus on market diversification efforts and to strengthen its business in global markets. These activities will continue to be through the Company’s direct sales force, as well as through added partners. Increased demand in the wireline market during the first nine months of 2006 was largely attributable to accelerated demand for products associated with next generation fiber initiatives at the Company’s largest wireline customers. This included a mix of both traditional products and new products focused on IP networking and network security.

Continued efforts to strengthen the Company’s presence in the wireless marketplace will be critical to maintaining the expected sales growth. Further, the Company expects to continue to see gross margin pressure as lower margin third party products and wireless sales increase as a percentage of total sales.
RESULTS OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005
Total Sales and Gross Profit
Sales for the third quarter of 2006 were $7,746,000, an 8% decrease from sales of $8,424,000 during the third quarter of 2005. The decrease in quarterly sales in 2006 resulted primarily due to declines in wireline and international sales, partially offset by increased wireless sales.
Year-to-date sales in 2006 increased 9% to $25,526,000 from $23,378,000 in the same period in 2005. The increase in year-to-date sales in 2006 was attributable to increased demand from the Company’s domestic wireline and wireless customers, partially offset by declines in sales to the Company’s international and government customers.
Because of the Company’s concentration of sales to a limited customer base, a small number of customers typically represent substantial portions of total sales. For the first nine months of 2006, sales to three companies comprised 84% of total sales. Each of the three customers contributed between 20% and 43% of total sales. For the first nine months of 2005, sales to four companies comprised 82% of total sales. Each of the four customers contributed between 12% and 29% of total sales.
Gross profit as a percentage of total sales was 52% for the third quarter of 2006 comparable to 55% during the same period in 2005. Year-to-date gross profit margins were 51% and 56% for 2006 and 2005, respectively. The decrease in gross profit was primarily due to lower gross profit from services and increases in the resale of lower margin third party products during 2006 as compared to 2005.
The following table summarizes sales and gross profit for products and services:

	For the Quarter Ended September 30, 2006			For the Quarter Ended September 30, 2005
	Products	Services	Total	Products	Services	Total
Sales	$6,348,000	$1,398,000	$7,746,000	$7,186,000	$1,238,000	$8,424,000
Gross Profit	3,231,000	770,000	4,001,000	3,869,000	793,000	4,662,000
Gross Profit %	51%	55%	52%	54%	64%	55%

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2006			September 30, 2005
	Products	Services	Total	Products	Services	Total
Sales	$22,113,000	$3,413,000	$25,526,000	$19,179,000	$4,199,000	$23,378,000
Gross Profit	11,214,000	1,682,000	12,896,000	10,330,000	2,870,000	13,200,000
Gross Profit %	51%	49%	51%	54%	68%	56%

Product Sales and Gross Profit
Product sales of $6,348,000 were 82% of 2006 third quarter sales, versus product sales of $7,186,000, which were 85% of 2005 third quarter sales. This represented a 12% decrease in product sales from the comparable quarter in the prior year. Year-to-date product sales of $22,113,000 were 87% of total sales in 2006, versus product sales of $19,179,000, which were 82% of total sales in 2005. This represented a 15% increase in product sales from the previous year. Year-to-date demand in the domestic wireline market was particularly strong, as the Company’s two largest wireline customers purchased product for their next generation fiber initiatives, primarily during the first half of the year.
Product sales include revenues from the sales of the Company’s hardware products, as well as third-party hardware and software licensing revenues.
Gross profit on product sales was 51% of total product sales for the third quarter and year-to-date of 2006, compared with 54% of total product sales for the same periods last year. The decrease in gross profit over the prior year period was primarily due to increased sale of lower margin third party products.
Services Sales and Gross Profit
Services sales of $1,398,000 were 18% of 2006 third quarter sales, versus services sales of $1,238,000, or 15% of 2005 third quarter sales. The 13% increase in service sales during the three months ended September 30, 2006 compared to the same period last year was primarily a result of increased installation projects during this period. Year to date services sales of $3,413,000 were 13% of total sales in 2006, compared to $4,199,000, or 18% of total sales in 2005. The 19% decrease in services sales in the year to date 2006 compared to the same period last year was primarily a result of fewer installation projects year-to-date and lower pricing in these projects.
Services sales consist primarily of network planning and design, installation services, project management, engineering services, training and maintenance.
Services gross profit for the quarter ended September 30, 2006 was 55% of services sales, versus 64% of services sales for the comparable quarter a year ago. Gross profit decreased primarily due to lower average margins in the current mix of service projects. Services gross profit for the nine months ended September 30, 2006 was 49% of services sales, versus 68% of services sales for the comparable period a year ago. Gross profit decreased primarily due to lower average margins in the current mix of service projects. We expect the service gross margins to continue at this lower rate.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased to $2,385,000 for the third quarter of 2006, from $2,508,000 in the third quarter of 2005. As a percentage of total quarterly sales, this represented 31% in 2006 and 30% in 2005. Year-to-date SG&A expenses were $7,834,000 in 2006 and $7,660,000 in 2005. As a percentage of total year-to-date sales, this represented 31% in 2006 and 33% in 2005. SG&A expenses included $35,000 and $97,000 in stock option and Employee Stock Purchase Plan expense required by the implementation of Statement of Financial Accounting Standards No. 123(R) Share Based Payment (“SFAS 123(R)”) for the three and nine months ended September 30, 2006, respectively. For the fourth quarter of 2006, SG&A expenses are expected to be comparable to the quarter ended September 30, 2006.
Research and Development Expenses
Research and development (“R&D”) expenses decreased to $1,040,000 for the third quarter of 2006, versus $1,210,000 for the same period in 2005. As a percentage of total quarterly sales, this represented 13% in 2006 and 14% in 2005. Year-to-date R&D expenses were $3,134,000 for 2006 and $3,305,000 for 2005. As a percentage of total year-to-date sales, this represented 12% in 2006 and 14% in 2005. The decrease in year-to-date R&D expenses was primarily due to reductions in compliance testing costs, depreciation, consulting, and hardware materials & parts, offset by increased wages and benefits. For the remaining quarter in 2006, R&D expenses are expected to be generally consistent with the third quarter of 2006.
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
During the three and nine months ended September 30, 2005, the Company reduced the restructuring accrual by $10,351 and $80,232, respectively, to adjust for certain benefit costs that were less than originally estimated, as well as certain sublease receipts that were higher than originally estimated. The charges and adjustments are aggregated as a separate line item on the consolidated statements of operations.
As of September 30, 2006 and 2005, the remaining restructuring accrual was $0 and $130,013, respectively.

Gain on Sale of Land
During the quarter ended March 31, 2006, the Company completed the sale of 8.6 acres of land located adjacent to its corporate headquarters, and recorded a gain on the sale of $1,036,000. The Company continues to list for sale an additional 16.3 acres of adjoining land.
Interest and Other Income, Net
Interest and other income, net increased to $372,000 in the third quarter of 2006 from $191,000 in the comparable quarter last year. Year-to-date interest and other income, net increased to $1,000,000 in 2006 from $524,000 in the prior year. The quarterly and year-to-date increases in interest and other income, net in 2006 as compared to 2005 are primarily attributable to higher interest income due to higher cash and investment balances, and higher interest rates.
Income Taxes
The Company’s effective income tax rate was 42% for the three months ended September 30, 2006, compared to an effective rate of 28% for the same period in 2005. The Company’s effective income tax rate was 37% for the nine months ended September 30, 2006, compared to an effective rate of 31% for the same period in 2005.
In the quarter ended September 30, 2006, the Company corrected an immaterial error related to income taxes. During the first and second quarters of 2006, the Company’s 2006 estimated effective income tax rate reflected the benefit of a research and experimentation (R&E) credit. Because the legislative authority for this credit ended at December 31, 2005, this credit should not have been utilized in 2006. There is currently a proposal before Congress to reinstate the R&E credit with an effective date of January 1, 2006. If this law is enacted, the Company will likely utilize the R&E credit entirely in the quarter ended December 31, 2006. The error resulted in a $73,000 and $49,000 understatement of income tax expense and income taxes payable for each of the quarters ended March 31, 2006 and June 30, 2006, respectively. The Company concluded that the correction was not material to the first and second quarters of 2006, estimated income for 2006, or to the trend of earnings.
Net Income and Net Income Per Share
As a result of the above factors, the Company recorded net income of $548,000, or $0.04 per share, in the third quarter of 2006, versus net income of $826,000, or $0.05 per share, in the third quarter of 2005. Year-to-date net income was $2,516,000, or $0.16 per share, in 2006, versus net income of $1,285,000, or $0.08 per share, in 2005.
LIQUIDITY AND CAPITAL RESOURCES
Net working capital was $24,108,000 at September 30, 2006, compared to $24,038,000 at December 31, 2005. At September 30, 2006, the current ratio was 5.5:1 and the Company had no debt outstanding.

The Company had $36,181,000 of cash and cash equivalents and short and long term investments at September 30, 2006, an increase of $6,089,000 from the December 31, 2005 balance of $30,092,000.
Operating Activities
For the nine months ended September 30, 2006, operating activities provided cash of $4,482,000. Significant components of cash flows from operations included: gain on sale of land of $1,036,000; decreased accounts receivable of $1,422,000, primarily due to decreased sales; and decreased deferred income tax of $999,000.
Investing Activities
During the nine months ended September 30, 2006, investing activities provided cash totaling $841,000. Proceeds from the sale of land provided $1,393,000; purchases of property, plant and equipment used $62,000; and maturities and sales of investments, net of investment purchases, used $493,000.
Financing Activities
Common stock issued for stock option exercises and purchases under the Employee Stock Purchase Plan provided cash of $118,000 during the first nine months of 2006.
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
FACTORS THAT COULD AFFECT FUTURE RESULTS-Impairment of Goodwill Could Impact Net Income
We account for goodwill and other intangible assets under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under this Statement, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. As of September 30, 2006, we performed our annual review of goodwill and determined there to be no impairment. Due to current low stock prices for the Company’s stock, the Company has determined that interim testing for goodwill impairment will be necessary for the quarter ending December 31, 2006. If the review determines that such goodwill is impaired, we will be required to recognize an impairment charge necessary to reduce the carrying value of the goodwill to its net realizable value. Should events occur that would give rise to such an impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows may be adversely affected as a result of the facts and circumstances that created the impairment charge.
Recent Accounting Pronouncements
In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on our consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
In June 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.
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
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, but may not be limited to, all statements regarding intent, beliefs, expectations, projections, forecasts, and plans of the Company and its management. These forward looking statements involve numerous risks and uncertainties, including, without limitation, fluctuations in demand for the Company’s products and services, the impact of competitive products and services, general economic and business conditions, the Company’s ability to develop new products as planned and on budget, the fact that the Company may decide to substantially increase R&D expenditures to meet the needs of its business and customers, currently unforeseen circumstances that could require the use of capital resources, current and future mergers of key customers and the various risks inherent in the Company’s business and other risks and uncertainties detailed from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. One or more of these factors have affected, and could in the future affect the Company’s business and financial results and could cause actual results to differ materially from plans and projections. Therefore, there can be no assurance that the forward looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. All forward looking statements are based on information presently available to the management of the Company. The Company assumes no obligation to update any forward looking statements.

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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
Item 1A. of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2005, includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.
Based on our stock price, we will be required to implement interim testing for goodwill impairment for our fourth quarter ended December 31, 2006, and if such review determines that our goodwill is impaired, we will be required to recognize an impairment charge.
We account for goodwill and other intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under this standard, goodwill is tested for impairment annually or more frequently if certain events or changes in circumstances indicate that the carrying amount of goodwill exceeds its implied fair value. As of September 30, 2006, we performed our annual review of goodwill and determined there to be no impairment. Due to current low stock prices for the Company’s stock, the Company has determined that interim testing for goodwill impairment will be necessary for the quarter ending December 31, 2006. If the review determines that such goodwill is impaired, we will be required to recognize an impairment charge necessary to reduce the carrying value of the goodwill to its net realizable value. Should events occur that would give rise to such an impairment charge, we would recognize decreased profitability to the extent of such adjustment. Cash flows would not be directly affected by the impairment charge, but cash flows may be adversely affected as a result of the facts and circumstances that created the impairment charge.
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

APPLIED INNOVATION INC.
(Registrant)

November 13, 2006 Date	/s/ William H. Largent William H. Largent
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2006 Date	/s/ Julia A. Fratianne Julia A. Fratianne
Vice President, Chief Financial Officer and Treasurer*
(Principal Financial Officer and Principal Accounting Officer)

*	In her capacity as Vice President, Chief Financial Officer, and Treasurer, Ms. Fratianne is duly authorized to sign this report on behalf of the Registrant.