Form 10-K
period 2006-12-31
APPLIED INNOVATION INC
filed 2007-03-23
CIK 798399

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-21352
Applied Innovation Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-1177192
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5800 Innovation Drive, Dublin, Ohio 43016
(Address of principal executive offices)(Zip Code)
Registrant’s telephone number, including area code: 614-798-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, $0.01 par value per share	Nasdaq
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the registrant’s Common Stock held by the registrant’s non-affiliates was approximately $35,499,398 on June 30, 2006.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 15,277,126 shares of Common Stock were outstanding at March 7, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Part III — Proxy Statement for the 2007 Annual Meeting of Stockholders, in part, as indicated.

PART I
ITEM ONE | Business
ITEM ONE A | Risk Factors
ITEM ONE B | Unresolved Staff Comments
ITEM TWO | Properties
ITEM THREE | Legal Proceedings
ITEM FOUR | Submission of Matters to a Vote of Security Holders
PART II
ITEM FIVE | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM SIX | Selected Financial Data
ITEM SEVEN | Management’s Discussion and Analysis of Financial Condition and Results of Operation
ITEM SEVEN A | Quantitative and Qualitative Disclosures About Market Risk
ITEM EIGHT | Financial Statements and Supplementary Data
ITEM NINE Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM NINE A Controls and Procedures
ITEM NINE B Other Information
PART III
ITEM TEN Directors, Executive Officers and Corporate Governance
ITEM ELEVEN Executive Compensation
ITEM TWELVE Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM THIRTEEN Certain Relationships and Related Transactions, and Director Independence
ITEM FOURTEEN Principal Accountant Fees and Services
PART IV
ITEM FIFTEEN Exhibits Financial Statement Schedules
SIGNATURES
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “anticipate,” “believe,” “expect,” “estimate,” “project” and similar words and expressions identify forward-looking statements which speak only as of the date hereof. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors, including, but not limited to, the factors discussed in Item One A – Risk Factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements.
PART I
ITEM ONE | Business
All references to “we,” “us,” “our,” “Applied Innovation,” “AI,” or the “Company” in this Annual Report on Form 10-K mean Applied Innovation Inc.
Applied Innovation Inc. provides remote site management solutions that drive operational efficiency and improve quality in wireless, wireline and converging networks. Building on a deep knowledge of network architecture, elements and management, AI delivers unique hardware, software and service solutions that provide greater connectivity, security, visibility and control of staffed and unstaffed critical remote infrastructure.
The Company was founded in Columbus, Ohio in 1983 by Gerard Moersdorf, Jr. The Company has two wholly owned subsidiaries.
Applied Innovation, headquartered in Dublin, Ohio, is traded on NASDAQ under the symbol AINN. The Company’s corporate headquarters occupy a 120,000 square foot facility located at 5800 Innovation Drive, Dublin, Ohio 43016, 800-247-9482.
THE COMPANY’S MARKETS
Applied Innovation’s solutions are targeted to four primary markets in the U.S. and abroad: 1) fixed line communications; 2) mobile communications; 3) utilities; and 4) transportation. Synergies within the markets allow the Company to leverage its knowledge and experience and deliver a common value proposition based on key competitive differentiators – namely, a complete remote site management solution for both service delivery equipment and supporting power, access control and environmental systems, a commitment to vendor neutrality and a focus on customers. At the same time, Applied Innovation delivers targeted value to each market by understanding and meeting its unique demands.
In all markets, the Company’s products and services help operators of large, complex networks more efficiently and effectively manage their operations and critical infrastructure.
In the fixed line communications market, the Company’s products form the backbone of the DCN which connects NEs to operations support systems (OSSs) across wide area networks (WANs). These products perform the critical functions of providing the physical connection to the NE, mediating the differing data communications standards, or protocols, to a common protocol and transporting the data across the WAN to the NOC, where network operations personnel resolve critical network issues remotely or dispatch local technicians for repair and maintenance. The Company’s products support the operation of switching, transport, test and access systems and are critical components of both the traditional voice and next generation data networks.
In the mobile communications market, the Company’s products reside at both the mobile switching center and cellular sites forming a data communications network (DCN). The primary applications for the Company’s products are remote site management, wireless repeater management and radio frequency (RF) performance management. By strategically positioning the Company’s products in the network, a service provider gains remote access and management capabilities that allow the network operations center (NOC) personnel to be alerted to issues, remotely troubleshoot issues and dispatch qualified personnel to perform repairs on affected network elements (NEs) from a remote location, avoiding site visits and reducing operations costs.
In the utility and transportation markets, the Company’s products support the underlying communications infrastructures. These communications networks are a mix of fixed line and mobile networks and support both voice and data. The Company’s presence in these markets is small and the Company does not expect to realize significant revenue from this product offering in the near future.

PRODUCTS
Hardware Solutions
AIremote™ | AIremote extends the intelligence of operations support systems by enabling them to access out-of-band network management information beyond the central office – thereby delivering intelligence and control to the edge of the broadband access network. By providing a flexible, scalable means of managing and monitoring remote locations, this temperature-hardened device allows service providers to lower operating costs, reduce maintenance costs, decrease training costs and lower total cost of ownership.
AIremote™-RTP | AIremote-RTP provides a flexible, affordable solution as a real time probe for proactive RF and data rate monitoring of remote cell sites. It ensures better management of base station performance from remote locations by recreating the user experience at the cell site. Using a proactive approach to managing RF path performance, troubleshooting of network data problems is accelerated and on-site user intervention is reduced. With AIremote-RTP, service providers will reduce operating costs, improve quality of service, enhance network reliability, increase revenue and lower testing and training costs.
AIextend™ | AIextend brings intelligence to the network edge and improves OSS efficiency. A powerful, next-generation application mediation device, AIextend facilitates rapid integration of network elements with both legacy and next-generation operations support systems. With AIextend, service providers can reduce OSS integration costs, gain intelligence at the edge, improve return on current network investments, increase efficiency of their OSS and gain flexibility and scalability.
AIextend™ PDM | AIextend PDM is a software application that works with the AIextend card to provide remote supervision of in-building wireless systems, including bi-directional signal amplifiers, radio frequency (RF) repeaters and distributed antenna systems (DAS). As AIextend PDM monitors devices, alarms are generated and forwarded to the AIdirector™ or another network management system.
AIswitch™ | AIswitch delivers maximum connectivity and mediation for surveillance networks. This mediation system allows network operators to maintain correct protocol interaction and communication between operations support systems and network elements and offers increased flexibility. With AIswitch, service providers can increase network availability, reduce operational expenses, improve network utilization and gain flexibility in network architecture in central offices.
AIconnect™ | AIconnect is a multi-purpose line card that provides a highly integrated, scalable routing solution to support local central office IP networks. It also provides aggregation to collect and manage remote sites, allowing the service provider to avoid the complex network deployment or costly infrastructure and support typically required.
AIflex™ | AIflex is an optical Ethernet aggregation line card that fits any of the AIswitch chassis systems. This product allows for local area network extension beyond the physical boundaries of a central office location over fiber optics. With AIflex, service providers gain the benefits of an IP network extension to remote sites without the cost of deploying routers at the edge of the network.
AIscout™ | AIscout streamlines network management and improves visibility at the network’s edge. Simplifying the integration of diverse network elements, AIscout provides a common point of connectivity. As part of a unified network management framework, it allows network operators to monitor, control and analyze faults in a network with a common point of remote and local access. With AIscout, service providers can improve network manageability, accelerate troubleshooting, reduce network maintenance costs and improve network reliability at smaller or remote sites.
Financial Disclosures | Revenues from sales of hardware solutions are included in Products Sales in the Company’s consolidated financial statements and are described as Products Sales in the Company’s product-line revenue analysis in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Network Management Software Solutions
The Company offers network management software (NMS) solutions to help its customers manage their communications networks and remote site technologies connected to the AI equipment.

AIdirector™ | AIdirector is a solutions management system that provides centralized application management across a geographically diverse collection of unstaffed telecommunications sites. It provides connectivity and pass-through control to a diverse set of AIremote-connected devices at the remote site as well as a complete equipment database and reporting. Two add-on applications are available: Event Director captures and records all events from diverse remote site devices allowing correlation and root-cause problem determination; Power Director monitors and manages commercial and backup power systems at remote sites.
AppliedView™ | AppliedView consolidates all Applied Innovation equipment operations for improved system management. AppliedView is integrated with HP OpenView® to provide an in-depth view of AI equipment and expand the reach of the management center to every AI network node. AppliedView supports only AI devices.
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
Services Solutions
Applied Innovation delivers added value to customers through a robust suite of service offerings. Leveraging its in-depth knowledge of the telecommunications industry, enterprise networking, network management systems and operational support requirements, the Company delivers scalable solutions to fulfill complex business requirements in innovative ways. Its comprehensive portfolio of services includes AI Deployment Services, AI Extended Maintenance Services and other service offerings.
AI Deployment Services | AI offers extensive Deployment Services, including site management, detail engineering, furnishing, installation, test and turn-up. The Company’s roots in the telecommunications industry have yielded a highly trained, Telcordia™-certified installation staff focused on meeting strict engineering standards and documentation requirements. It is a disciplined approach that carries over to every customer, industry and installation. The Company also offers an integrated method of deployment that unites customers’ disparate third-party equipment and systems. AI customers gain significant economies of scale because the Company can provide a large portion of the installation, cabling and configuration support prior to equipment and personnel arriving at the customer site.
AI Extended Maintenance Services | AI offers post-warranty Extended Maintenance Services that combine several premium services into a comprehensive plan, including: blanket protection for all AI devices in one line item; 24x7x365 technical support; software updates; software upgrade support; advance hardware replacement with overnight shipping; priority escalation support and training class discounts.
Financial Disclosures | The Company generates services revenue from customers under contracts and/or purchase orders that define the scope of work for a given project. The Company generally recognizes services revenue at project completion. Revenues from extended maintenance agreements are deferred and recognized straight-line over the terms of the agreements.
Revenues from service work and maintenance contracts are classified as Services Sales in the Company’s consolidated financial statements and are described as Services Sales in the Company’s product-line revenue analysis in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANUFACTURING AND OPERATIONS
The Company designs the printed circuit boards, chassis enclosures and other hardware used in its products at its Dublin facility. These product designs are proprietary designs of the Company. Under the supervision of the Senior Vice President of Operations and the Company’s Quality Control organization, printed circuit boards, chassis enclosures and power supplies used in each of the Company’s products are contracted out to third-party manufacturing firms for assembly. These subassemblies are then shipped to the Company for testing and final assembly. Procurement of materials is driven through an enterprise resource planning (ERP) system with production forecasts supplied to contract firms for component ordering from sources supplied and approved by the Company. The Company maintains and controls all documentation and process requirements for products manufactured by the contract assembly firms. The Company utilizes multiple assembly firms and is, therefore, not dependent on any single third-party manufacturer.

The Company performs multiple inspections on its products as well as various test procedures prior to shipment to customers. These processes are designed to assure product performance and reliability in the environments in which the products will be used. The Company has made and continues to make significant investments to attain quality assurance consistent with stringent industry standards. The Company develops and manufactures its products in accordance with NEBS and Generic Industry-standard Telcordia Equipment Requirements guidelines. The Company is International Standards Organization 9001:2000 (ISO 9001:2000) certified, became TL 9000 certified in March 2004 and gained TL 9000 recertification in December 2006.
We also OEM and partner with third party equipment providers.
MARKETING, BUSINESS DEVELOPMENT AND SALES
The Company’s products and services are sold primarily through its own sales force, except for independent sales agents and distributors in Australia, Latin and South America, South Africa and Canada. Information on net product sales to customers attributable to our geographic regions is included in Note 6 to the Consolidated Financial Statements. The Company is exploring alternative distribution channels to allow sales of the Company’s products to markets that are not easily accessible or cost effective for its own sales force. In addition to the Dublin, Ohio headquarters, the Company maintains a sales office in Denver, Colorado.
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
For new customers, sales leads are generated through targeted marketing efforts such as direct mail to current and prospective customers in the Company’s target markets and through product advertising and trade shows. Sales leads are followed up by personal contact from the Company’s sales and marketing staff. If sufficient interest exists, an on-site visit may be scheduled for the purpose of making a sales presentation, which may include a product demonstration.
The technical complexity of the Company’s products and the relative large size of customers create a long sales cycle for the Company’s products. The technical nature of the products requires a sales force that is highly trained and technically experienced. The Company’s sales force receives incentive compensation based on sales level achievement.
SIGNIFICANT CUSTOMERS
A significant portion of the Company’s revenues have been derived from substantial orders placed by large telecommunications companies. As a result, the Company’s sales often have been concentrated among a relatively small number of customers. In 2006, sales to at&t, Verizon Wireless, and Verizon represented approximately 80% of total sales. In 2005 Verizon, at&t, Telkom SA, and Verizon Wireless represented 81% of the Company’s total sales. In 2004 SBC, Verizon, and Verizon Wireless represented 75% of the Company’s total sales. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of the Company’s revenues in future periods.
RESEARCH AND DEVELOPMENT
The Company’s research and development (R&D) activities are coordinated with product management and sales with specific focus on customer and market requirements. Primary R&D efforts center on the AIremote and AIdirector product lines. Both products were enhanced in 2006 to extend the Company’s remote site management solutions beyond networking equipment to include monitoring and control of collocated remote power systems and other customer technologies. In addition, AIdirector’s capabilities were enhanced with several ease-of-use features and a modular software architecture to support add-on applications, such as Event Director and Power Director. Additional enhancements are planned to address new applications with service providers for outside plant and cell site applications, including management of remote environmental and access control systems and an AIremote model with a smaller product footprint.
Enhancements are in development for the AIremote-RTP product to provide capability for more data network performance monitoring for both CDMA EV-DO and UMTS networks.
The AIextend PDM product will continue to be enhanced to support the latest in-building wireless system technologies and brands.
The Company spent $3,982,226, $4,416,058 and $5,119,677 on Company-sponsored R&D during the fiscal years ended December 31, 2006, 2005 and 2004, respectively, or approximately 13% of annual sales in 2006, 14% of annual sales in 2005, and 16% of annual sales in 2004.
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
Warranty expenses represented approximately 0.6%, 0.9% and 1.7% of annual sales in 2006, 2005 and 2004, respectively.
COMPETITION
There are numerous manufacturers of data communications equipment. Manufacturers of these products frequently specialize their products for specific applications and could enter the Company’s target markets. Significant competition exists from several well-established companies having resources superior to those of the Company and from other aggressive companies.
Competition for the Company’s hardware products arises primarily from the following equipment suppliers: ADC, Carrier Access Corporation, Cisco Systems, DPS Telecom, Sycamore Networks, Juniper Networks and Quest Controls.
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
SEASONALITY
The Company’s business has experienced and is expected to continue to experience significant seasonality. The seasonality in the Company’s business is due, in part, to an increase in capital expenditures by customers in certain quarters. Historically, the Company’s sales were weaker in the first quarter and stronger in the fourth quarter. During fiscal 2006 however, the customers’ buying patterns reversed this trend, and the Company’s sales were stronger in the first half of the year.
PERSONNEL
As of February 27, 2007, the Company had 102 full-time and part-time employees. The Company’s employees are distributed among the following departments: Sales and Marketing 25; Research and Development 31; Services 18; Administration 13; and Operations 15.
ITEM ONE A | Risk Factors
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results of operations for the year ended December 31, 2007 and beyond, to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.
The Pending Merger with KEG Holdings may not occur at all.
The completion of the pending merger with KEG Holdings, Inc. is dependent on, among other things, receipt of our stockholders’ approval, the timing of which cannot be predicted with precision and which may not be received at all, and other customary closing conditions. If the merger is delayed or does not occur, it could significantly impact our operating performance, retention of key employees, and customer confidence, and cause the Company to re-assess its strategic direction.
Because a small number of customers account for a high percentage of our sales and there are only a small number of potential customers in our industry, the loss of a key customer could have a negative impact on our business, operating results and financial condition.
A significant portion of our revenues in each fiscal quarter since our inception has been derived from substantial orders placed by large telecommunications companies. As a result, our sales often have been concentrated among a relatively small number of customers. In fiscal 2006, sales to our three largest customers represented approximately 80% of our total sales. In fiscal 2005, sales to our four largest customers represented approximately 81% of our total sales. In fiscal 2004, sales to our three largest customers represented approximately 75% of our total sales. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. None of our customers are contractually obligated to purchase or license additional products or services from us. As a result of this customer concentration, our business, operating results and financial condition could be materially adversely affected by the failure of anticipated orders to materialize or by deferrals or cancellations of orders. In addition, there can be no assurance that revenue from customers that have accounted for significant sales in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. Furthermore, our customers are concentrated in the telecommunications industry. Accordingly, our future success depends upon the capital spending patterns of such customers and the continued demand by our customers for our products and services.

Many of our largest customers maintain collective bargaining agreements with their employees. Accordingly, they have been affected by labor strikes in the past and could be affected in the future. Such labor strikes may impact certain customers’ ability to place orders for our products, accept shipments or deploy products in their networks, and therefore, may impact our sales. Additionally, many of our largest customers have experienced significant staffing reductions and changes over the past several years, including key customer personnel involved in purchasing decisions who are knowledgeable about us. The loss of key customer contacts could negatively impact future demand for our products and services.
Although new equipment spending among domestic telecommunications service providers had slowed for several years, spending increased in 2006 as providers invested in new fiber-to-the-node (FTTN) and fiber-to-the-premises (FTTP) networks. Although this is an eventual opportunity for us, initial customer investments are on network build out; optimizing the network and operational cost efficiency will follow. Additionally, any future mergers and acquisitions among our customers could impact future orders from such customers. Our operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of our customer concentration and factors affecting capital spending in the telecommunications industry.
A large portion of our revenues is derived from the sale, service and support of our AIswitch family of products and a decline in the demand for such product family could have a material adverse affect on our business, financial condition and results of operation.
Revenue from the sale, service and support of our AIswitch family of products has accounted for a substantial portion of our sales since inception. We believe that revenue from the sale, service and support of the central office products will continue to account for a significant portion of our total sales in fiscal 2007. Therefore, our future operating results, particularly in the near term, are dependent upon the continued market acceptance of these products and improvements to the product framework. There can be no assurance that our central office products and software will continue to achieve market acceptance or that we will be successful in developing, introducing or marketing improvements to its products and applications. The life cycles of such products are difficult to estimate due in large part to the effect of future product enhancements and competition. A decline in the demand for central office products as a result of competition, technological change or other factors could have a material adverse effect on our business, operating results and financial condition.
Our ability to succeed in the future may depend upon our ability to adapt to rapidly changing technologies and customer requirements by our ability to enhance existing products and develop and introduce new products.
The market for our products is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions and rapid changes in customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. As a result, the life cycles of our products are difficult to estimate. Our future success will depend on our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and product features that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We are attempting to ensure future success by continuing to invest in our research and development efforts. However, there can be no assurance that we will be successful in developing and marketing new products or product features that respond to technological change or evolving industry standards; that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features; or that our new products or product features will adequately meet the requirements of the marketplace and achieve market acceptance. If we are unable, for technological or other reasons, to develop and introduce enhancements of existing products or new products in a timely manner, our business, operating results and financial condition could be materially adversely affected.
The introduction or announcement of products by us or one or more of our competitors embodying new technologies, or changes in industry standards or customer requirements, could eventually render our existing products obsolete or unmarketable. The introduction of new or enhanced versions of our products requires us to manage the transition from older products in order to minimize disruption in customer ordering. There can be no assurance that the introduction or announcement of new product offerings by us or one or more of our competitors will not cause customers to defer purchasing our existing products. Such deferment of purchases could have a material adverse effect on the Company’s business, operating results and financial condition.
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
Our success and ability to compete are dependent in part upon our proprietary technology. We rely on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights. We currently have no patents or patent applications pending. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps taken by us to protect our proprietary technology will prevent misappropriation of such technology, and such protections may not preclude competitors from developing products with functionality or features similar to our products. In addition, effective copyright and trademark protection may be unavailable or limited in certain foreign countries. While we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, there can be no assurance that we will not receive future communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties. We expect that technology companies will be increasingly subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlap. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, cause product shipment delays or require us to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of product infringement against us and our failure or inability to develop non-infringing technology or license the infringed or similar technology, our business, operating results and financial condition could be materially adversely affected.
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

We currently anticipate that our existing cash, cash equivalents, investments, cash to be generated from future operations and funds which may be obtained from future financing activities will provide sufficient capital to meet our currently anticipated business needs. See “Management’s Discussion and Analysis of Financial Condition and the Results of Operations – Liquidity and Capital Resources.” We may need to raise additional funds through public or private debt or equity financings in order to take advantage of unanticipated opportunities, including more rapid expansion or acquisitions of complementary businesses or technologies, or to develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new or enhanced services and related products or otherwise respond to unanticipated competitive pressures and our business, operating results and financial condition could be materially adversely affected.
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
Products as complex as those offered by us may contain defects that may cause operational failures when introduced or when new versions or enhancements are released. We have in the past discovered defects in certain of our products. Although we have remedied all known material defects in our products, there can be no assurance that, despite testing by us and our customers, errors will not be found in existing or new products or releases, resulting in delay or loss of revenue, loss of market share, failure to achieve market acceptance or substantial warranty expense. Any such occurrence could have a material adverse effect on our business, operating results and financial condition.
We may fail to meet market expectations because of fluctuations in our quarterly operating results, which could cause our stock price to decline. In addition, a small number of customers account for a high percentage of our net sales. There are only a small number of potential major customers in our primary markets, and the loss of a key customer could have a negative impact on our operating results and cause our stock price to decline.
Our quarterly operating results have in the past and will in the future vary significantly depending on factors such as the timing of significant orders and shipments; capital spending patterns of our customers; changes in the regulatory environment; changes in pricing policies by us or our competitors; the lengthy sales cycle of our products; increased competition; mergers and acquisitions among customers; personnel changes; demand for our products; the number, timing and significance of new product and product enhancement announcements by us and our competitors; our ability to develop, introduce and market new and enhanced versions of its products on a timely basis; and the mix of direct and indirect sales and general economic factors. A significant portion of our revenues has been, and will continue to be, derived from substantial orders placed by large telecommunications service providers and the timing of such orders and their fulfillment has caused and will continue to cause material fluctuations in our operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly sales and operating results have been and will continue to be difficult to forecast. Revenues are also difficult to forecast because our sales cycle, from initial evaluation to product shipment, varies substantially from customer to customer. For these and other reasons, the sales cycle associated with the purchase of our products is typically lengthy and subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews, over which we have little or no control. Our expense levels are based, in part, on our expectations as to future revenue levels. If revenue levels are below expectations, operating results are likely to be materially adversely affected. In particular, because only a small portion of our expenses vary with sales, net income (loss) may be disproportionately affected by a reduction in sales. Our business has experienced and is expected to continue to experience significant seasonality, in part due to an increase in capital expenditures by customers in certain quarters. Based upon all of the foregoing, we believe that quarterly sales and operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Further, it is likely that in some future quarter, our sales or operating results will be below the expectations of public market analysts and investors. In such event, the price of our common stock could be materially adversely affected.
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
Although we are listed on the NASDAQ National Market, there can be no assurance that an active or liquid trading market in our common stock will continue. The market price of the shares of our common stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, announcements of technological innovations, new products or new contracts by us or our competitors, developments with respect to proprietary rights, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These types of broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.
We have certain anti-takeover provisions in our Certificate of Incorporation and Bylaws that may make it difficult for a third party to acquire us.
Certain provisions of Delaware law and our Certificate of Incorporation and By-Laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Our By-Laws provide for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. Such classification of the Board of Directors expands the time required to change the composition of a majority of directors and may tend to discourage a proxy contest or other takeover bid for our company. Additionally, the directors and executive officers of the Company beneficially own approximately 38% of our common stock as of March 1, 2007. Such concentration of ownership may have the effect of delaying or preventing a change in control of our company; however, Gerard B. Moersdorf, Jr., our Chairman of the Board, and his former spouse Linda S. Moersdorf, who together beneficially own approximately 37% of the Company, have agreed to vote their shares in favor of the merger with KEG Holdings.
Ownership of our common stock is concentrated among a few shareholders, who may be able to exert substantial influence over our company.

Our present directors and executive officers beneficially own approximately 38% of our common stock as of March 7, 2007. In particular, Gerard B. Moersdorf, Jr. beneficially owns approximately 37% of our common stock. Mr. Moersdorf’s beneficial ownership includes approximately 14% of our common stock held by Mr. Moersdorf’s former spouse because he has been granted an irrevocable proxy to vote such shares. As a result, Mr. Moersdorf, Jr. is able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of our company; however, Mr. Moersdorf, our Chairman of the Board, and his former spouse Ms. Moersdorf have agreed to vote their shares in favor of the merger with KEG Holdings.
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
ITEM ONE B | Unresolved Staff Comments
None.
ITEM TWO | Properties
The Company is headquartered in a 120,000 square foot modern corporate office and manufacturing facility in Dublin, Ohio. All of the Company’s manufacturing, administrative and research and development activities and a substantial portion of its marketing activities are conducted at this location. The Company owns the building and some adjacent properties which total approximately 29 acres. In addition, the Company leases an office facility in Denver, Colorado.
ITEM THREE | Legal Proceedings
The Company has no material legal proceedings against it, other than ordinary litigation incidental to its business.
ITEM FOUR | Submission of Matters to a Vote of Security Holders
Not applicable.

PART II
ITEM FIVE | Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the NASDAQ Global Market. The following table sets forth, for the periods indicated, the high and low prices for the Company’s common stock. The prices shown represent quotations between dealers, without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

	2006		2005
	High	Low	High	Low
Q1	$4.40	$3.21	$4.02	$3.28
Q2	$4.50	$3.53	$4.96	$3.43
Q3	$3.90	$3.01	$5.37	$3.84
Q4	$3.46	$3.05	$3.91	$3.20
At March 7, 2007, the Company had 434 stockholders of record.
The Company has not paid any cash dividends and presently anticipates that all of its future earnings will be retained for development of its business. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future. In addition, pursuant to the Agreement and Plan of Merger, dated February 22, 2007, among KEG Holdings, Inc., Buckeye Merger Co. and the Company, the Company is prohibited from declaring, setting aside, making or paying any dividend during the term of such Agreement and Plan of Merger. The payment of any future dividends would be at the discretion of the Company’s Board of Directors and would depend upon, among other things, future earnings, operations, capital requirements, general financial condition of the Company and general business conditions.

ITEM SIX | Selected Financial Data
The table below presents selected operating and balance sheet data for the years ended and as of December 31, 2006, 2005, 2004, 2003 and 2002. The Company derives the selected financial data for those periods and as of those dates from its audited financial statements. This selected financial data should be read in conjunction with “Item Seven. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item Eight. Financial Statements and Supplementary Data.”
Selected Consolidated Financial Data

	Years ended December 31,
	2006	2005	2004	2003	2002
Operating Data:
Sales	$30,589,528	$31,689,787	$31,396,937	$33,968,086	$42,961,011
Cost of sales	15,131,527	13,956,778	14,524,397	16,353,637	23,556,671

Gross profit	15,458,001	17,733,009	16,872,540	17,614,449	19,404,340

Selling, general and administrative expenses	9,384,521	10,184,754	13,178,399	13,689,576	18,413,456
Research and development expenses	3,982,226	4,416,058	5,119,677	5,575,652	7,084,646
Restructuring charges	—	873,083	605,804	(32,237)	2,890,155
Gain on sale of land	(1,035,937)	—	—	—	—

Total operating expenses	12,330,810	15,473,895	18,903,880	19,232,991	28,388,257

Income (loss) from operations	3,127,191	2,259,114	(2,031,340)	(1,618,542)	(8,983,917)

Interest and other income, net	1,659,989	821,866	451,756	393,057	597,137

Income (loss) before income taxes	4,787,180	3,080,980	(1,579,584)	(1,225,485)	(8,386,780)
Income tax expense (benefit)	1,533,000	978,000	(787,000)	(690,000)	(3,532,000)

Net income (loss)	$3,254,180	$2,102,980	$(792,584)	$(535,485)	$(4,854,780)

Basic income (loss) per share	$0.21	$0.14	$(0.05)	$(0.04)	$(0.32)

Diluted income (loss) per share	$0.21	$0.14	$(0.05)	$(0.04)	$(0.32)

Shares used in computing basic income (loss) per share	15,256,622	15,189,895	15,077,118	14,994,924	15,092,328

Shares used in computing diluted income (loss) per share	15,264,770	15,238,730	15,077,118	14,994,924	15,092,328

Balance Sheet Data:
Cash and short-term and non-current investments	$35,266,473	$30,092,267	$25,697,634	$27,973,038	$23,964,017
Net working capital	27,486,240	24,037,792	20,777,822	20,957,201	25,127,859
Total assets	52,904,858	50,507,466	47,397,922	49,882,879	50,384,908
Stockholders’ equity	48,898,362	45,389,807	42,939,795	43,476,636	43,299,366

ITEM SEVEN | Management’s Discussion and Analysis of Financial Condition and Results of Operation
SAFE HARBOR STATEMENT
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
OVERVIEW
Applied Innovation Inc. provides remote site management solutions that drive operational efficiency and improve quality in wireless, wireline and converging networks. Building on a deep knowledge of network architecture, elements and management, AI delivers unique hardware, software and service solutions that provide greater connectivity, security, visibility and control of staffed and unstaffed critical remote infrastructure. By providing solutions in the areas of network mediation, aggregation and adaptation, the Company enables its customers to more effectively and efficiently manage their large, complex networks.
The Company’s products and services help its customers to improve network quality and uptime and, at the same time, reduce network maintenance and repair costs. By leveraging its extensive knowledge of network infrastructure, its vendor-neutral methodology and its customer-centric approach, AI provides solutions which help customers better manage and control both their capital expenditures and their operating expenditures. Solutions are targeted to four primary markets in the U.S. and abroad: 1) fixed line communications; 2) mobile communications; 3) utilities; and 4) transportation. Its largest customers are the domestic fixed line and mobile communications service providers and other large domestic and foreign phone companies.
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
The industry experienced positive growth in 2006 due to network build outs, expansions, and next generation services that bundle to a converged end-user. The Company has conservatively managed the business through the promising growth and considers itself well positioned to continue the momentum into 2007. The Company continues to focus on customers and research and development spending to target specific areas that are aligned with the Company’s core competencies.
Looking ahead to 2007, the Company is monitoring emerging trends in each of its markets. The following is an analysis of these trends, the Company’s positioning in each market and growth expectations for each in 2007.
Fixed Line Communications | After several years of record spending in the late 1990’s, followed by several years of declining capital expenditures, wireline carrier spending is growing again. Recent mergers in the communications industry as a whole have spawned intense competition for triple-play and quad-play subscriber acquisition and retention. Market indicators suggest that capital expenditures by the largest carriers will continue to grow in 2007. At the same time, the carriers continue to strive for efficiencies in their networks to minimize ongoing operating expenses. In response to the changing industry environment and trends, wireline carriers are focusing on fiber-to-the-node (FTTN) and fiber-to-the-premises (FTTP) initiatives to offer new services. The Company’s objective is to ensure that its remote site monitoring, security and aggregation products become standard equipment for these deployments. In 2006, the Company received orders for a variety of products including AIswitch and related core line cards and, more recently, a shift to AIremote and AIdirector for remote site management of next-generation fiber networks. The Company expects a decline in order flow for the core products in 2007, with an increase in new products it has developed, such as AIremote and AIdirector. Looking into 2007, the Company is projecting slightly decreased wireline sales as compared to 2006. This decrease is projected to be offset by growth in wireless management applications.
Mobile Communications | With the ongoing proliferation of media-rich wireless services, wireless service providers continue to deploy additional network capacity and coverage. The wireless carriers also continue to focus on differentiating their services based on quality, national network availability and broadband data applications. At the same time, industry consolidation, the emergence of virtual network operators and the threat of customer churn have created intense competition that will continue to limit the service providers’ pricing power. These factors all result in the wireless carriers focusing on projects to improve network coverage, expand capacity, enable advanced services such as broadband data and enhance network quality and reliability. All of these trends suggest the wireless service providers will place increased value on workforce automation, quality initiatives and consolidation of disparate networks as they strive for even greater operating efficiencies. AI is well-positioned to capitalize on these trends with 3 primary solutions: Remote Site Management; Wireless User Experience Monitoring; and In-Building Wireless System Monitoring. AI’s Remote Site Management solution leverages the AIremote and AIdirector products to deliver a complete solution for remote cell sites, including management of traffic-bearing equipment as well as collated power, environmental and access control systems. AI’s Wireless User Experience Monitoring solution leverages the AIremote and AIremote RTP products to help wireless carriers improve the quality of experience for cellular subscribers with proactive radio frequency (RF) monitoring of remote cellular voice and data services, including data throughput, connection attempts and latency. AI’s In-Building Wireless System Monitoring Solution leverages the AIswitch, AIextend and AIextend PDM products to help wireless carriers ensure that their cellular signal strength satisfies subscribers in large buildings such as retail centers, sports arenas and enterprise office buildings. Looking into 2007, the Company plans to continue broadening its sales penetration in existing wireless accounts through direct sales and partner programs, add additional customers and find new applications and products to address changing marketplace needs. Double digit sales growth in wireless sales is planned in 2007.
Utilities and Transportation | The Company currently has several small customers in the transportation and utility markets and saw new orders in 2006, particularly in its international markets. Investments in the communications networks within these infrastructures are being made and the remote site management needs are very similar to the Company’s traditional service provider needs. Looking into 2007, the Company will increase focus on serving the needs of these markets, although revenues will remain modest.
International | The business issues faced by foreign service providers are similar to those faced by domestic service providers as they attempt to provide differentiated service offerings, update legacy networks to current standards and cut both capital spending and operating expenses. The Company’s products are well-suited to these challenges since AI has been solving many of these issues domestically for years through network mediation, network migration and workforce automation. In 2006, the Company’s international sales dropped approximately 46% from the prior year as sales from the Company’s South African customer declined and minimal new international customers were added. International sales growth has been more difficult to achieve than anticipated, primarily due to longer selling cycles than experienced with our domestic telecommunications customers. We remain optimistic about our opportunities on the international front; however, we believe sales through our channel partners may take longer than originally expected. Looking into 2007, the Company will increase focus on serving the needs of these markets, although we believe revenue with be relatively flat.
Sales Cycles, Seasonality, Sales Forecasting | Due to the complexity of the network management solutions provided, sales cycle can range from six months to over two years for new product applications. The sales process begins with the discovery of complex and unique networking problems within new or existing customers. AI proposes solutions encompassing a mix of products, software and services, and then often tests these solutions for months in customers’ test labs or networks. Next, AI provides price quotes; the customer secures funding and develops deployment plans; and finally the customer begins ordering product. The time from order to delivery is generally measurable in days or weeks. Since the sales cycle is long, but delivery time is relatively short, the Company does not operate with large order backlogs and order forecasting is somewhat limited. In addition, the Company’s customer base is concentrated heavily among a limited number of large domestic service providers and orders follow the seasonal pattern described above. The Company attempts to mitigate uneven order flow from its customers by diversifying the mix of customers, markets, products, services and software.
COMPARISON OF 2006 TO 2005
Total Sales and Gross Profit
Sales of $30,590,000 for the year ended December 31, 2006 decreased 3% from the prior year’s sales of $31,690,000. Sales of $7,742,000 to wireless customers in 2006 increased from prior year wireless sales of $6,141,000, due primarily to new product growth within existing customers. Wireless sales represented 25% of total sales in 2006 compared to 19% in 2005. International sales decreased from $5,461,000 in 2005 to $2,970,000 in 2006, a decrease of 46%, due to the decline in sales to our South African customer. International sales represented 10% of total sales in 2006, decreasing from 17% of total sales in 2005. Wireline sales increased to $19,877,000 in 2006 from $19,815,000 in 2005 and total domestic sales increased to $27,619,000 in 2006 from $26,228,000 in 2005. Wireline sales are expected to decrease in 2007 due to a mature product line. Ongoing business development in this market will continue to be evaluated for next generation products.
Because of the Company’s concentration of sales to a limited customer base, a small number of customers have historically comprised a substantial portion of the Company’s sales. Sales to three customers comprised 80% of sales in 2006, with each contributing between 18% and 38% of sales. Sales to four customers comprised 81% of sales in 2005, with each contributing between 15% and 26% of sales. Because of the direct correlation and relative importance of these significant customers’ capital spending patterns to the Company, deviations from historical spending levels could significantly impact the Company’s future operating results.
Gross profit as a percentage of total sales was 51% for the year ended December 31, 2006 as compared to 56% in the prior year. A significant decrease in service margins from 2005 to 2006 contributed to the overall decrease in gross profit margins. An increase in the resale of lower margin third party products also contributed to the reduction in gross profit percentage over the prior year.

The following table summarizes total sales and gross profit for products and services:

			Gross
	Sales	Gross Profit	Profit %
For the Year ended December 31, 2006:
Products	$25,929,000	$13,093,000	50%
Services	4,661,000	2,365,000	51%

Total	$30,590,000	$15,458,000	51%

For the Year ended December 31, 2005:
Products	$25,835,000	$13,804,000	53%
Services	5,855,000	3,929,000	67%

Total	$31,690,000	$17,733,000	56%

Products Sales and Gross Profit
In 2006, product sales of $25,929,000 increased by $94,000 from the prior year. As a percentage of total sales, 2006 product sales represented 85% of total sales in 2006 and 82% of total sales in 2005.
Product sales include revenues from the sales of the Company’s hardware products, as well as third-party hardware and software licensing revenues.
Gross profit on product sales was 50% for the year ended December 31, 2006 compared to 53% for the year ended December 31, 2005. The Company expects overall product gross profit margins in 2007 to be slightly lower than in 2006 due to a greater percentage of sales of wireless products, which typically has somewhat lower margins.
Services Sales and Gross Profit
Services sales of $4,661,000 were 15% of total 2006 sales, versus services sales of $5,855,000, or 18%, of total 2005 sales.
Services sales include revenues from network planning and design, installation, project management, engineering services, training and maintenance.
Gross profit on services sales was 51% for the year ended December 31, 2006 compared to 67% for the prior year. The decrease in gross profit on service sales in 2006 as compared to 2005 was primarily due to lower service revenues combined with comparable fixed operating costs year over year. In 2007, services gross margins are expected to be similar to 2006 gross margins.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses decreased to $9,385,000 in 2006 from $10,185,000 in 2005. As a percentage of total sales, this represented 31% in 2006 and 32% in 2005. The decrease in SG&A spending was primarily attributable to reductions in bonuses and commissions of $723,000, and various other SG&A expenses. SG&A expenses in 2007 are anticipated to be higher than 2006 as a result of higher expected sales.
Research and Development Expenses
Research and development (R&D) expenses decreased from $4,416,000 in 2005 to $3,982,000 in 2006. As a percentage of total sales, this represented 13% in 2006 and 14% in 2005. The decrease in R&D expenses was primarily attributable to reduced compliance testing of $321,000, related to the decrease in new wireline product releases in 2006. In 2007, the Company plans to continue to invest in product enhancements and new product development to support changing industry trends, customer needs and ongoing diversification efforts.
Restructuring Charges
In 2004, the Company enacted two restructuring plans resulting in aggregate restructuring charges of $606,000 related to workforce reductions of approximately 25 employees throughout all departments.

In 2005, the Company enacted two restructuring events. In January 2005, the Company announced management changes resulting in the resignation of its then President and Chief Executive Officer, and its then Executive Vice President and Chief Operating Officer, and the election of a new President and Chief Executive Officer. In February 2005, the Company enacted a restructuring event affecting employees in sales, engineering, operations, services and administration. As a result of these actions, the Company incurred restructuring charges of $965,481, consisting of severance and other benefit costs. During 2005, certain adjustments totaling $80,306 were made to decrease the accrual related to the October 2004 and January and February 2005 events because certain fringe benefit costs were less than originally estimated. The charges and adjustments are aggregated as a separate line item on the consolidated statement of operations.
As of December 31, 2005, the remaining restructuring accrual related to the plans enacted during 2005 was $27,695, consisting of employee separation costs. All remaining employee separation costs were paid in 2006.
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
Interest and Other Income, Net
Total interest and other income, net increased to $1,660,000 in 2006 versus $822,000 in 2005. The overall increase was primarily due to increased interest rates and realized gains on the sale of investments.
Income Taxes
The Company’s effective income tax expense rate was 32% in 2006 and 2005.
Net Income and Income Per Share
Net income for 2006 was $3,254,000, or $0.21 per share, compared to net income for 2005 of $2,103,000, or $0.14 per share. The increase was primarily attributable to reductions in SG&A and R&D expenses, the gain on sale of land, and increased interest and other income. The weighted-average number of diluted shares outstanding was 15,265,000 for 2006 compared to 15,239,000 for 2005.
Assets
Total assets increased $2,397,000 in 2006, from $50,507,000 at December 31, 2005 to $52,905,000 at December 31, 2006. The Company’s total cash and investments increased $5,174,000 from December 31, 2005 to December 31, 2006 as a result of operating, investing and financing activities which contributed $7,103,000 of cash during 2006. Accounts receivable decreased $2,099,000 from December 31, 2005 to December 31, 2006 primarily as a result of significantly lower sales in the fourth quarter of 2006, compared to the fourth quarter of 2005. Net inventory increased $975,000 from December 31, 2005 to December 31, 2006 primarily as a result of order delays with the Company’s wireline customers, which were fulfilled in early 2007. Net property, plant and equipment decreased $787,000 from December 31, 2005 to December 31, 2006 as total purchases of $62,000 for the year were more than offset by depreciation expense and asset disposals.
Liabilities and Stockholders’ Equity
Total liabilities decreased from $5,118,000 at December 31, 2005 to $4,006,000 at December 31, 2006. The total decrease of $1,112,000 was primarily attributable to decreases in accrued payroll of $702,000, related primarily to no bonuses earned in 2006.
Total stockholders’ equity increased $3,509,000 in 2006, from $45,390,000 at December 31, 2005 to $48,898,000 at December 31, 2006. In addition to the current year comprehensive income of $3,263,000, there was an increase of $245,000 related to stock option exercises, employee stock compensation, and stock issued under the employee stock purchase plan.

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
Services Sales and Gross Profit
Services sales of $5,855,000 were 18% of total 2005 sales, versus services sales of $5,521,000, or 18%, of total 2004 sales.
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
Income Taxes
The Company’s effective income tax expense rate was 32% in 2005 compared to an effective tax benefit rate of 50% in 2004. The rates in 2004 exceeded the expected statutory rates primarily because of reductions made each year to certain income tax contingency reserves. Based on corresponding reductions in the related income tax exposures, the Company reduced such reserves by $89,000 and $379,000 in 2005 and 2004, respectively.
Net Income (Loss) and Income (Loss) Per Share
Net income for 2005 was $2,103,000, or $0.14 per share, compared to the net loss of $793,000, or $0.05 per share, in 2004. The increase was attributable to increased gross margins and reductions in SG&A expenses. The weighted-average number of diluted shares outstanding was 15,239,000 for 2005 compared to 15,077,000 for 2004.
Assets
Total assets increased $3,109,000 in 2005, from $47,398,000 at December 31, 2004 to $50,507,000 at December 31, 2005. The Company’s total cash and investments increased $4,394,000 from December 31, 2004 to December 31, 2005 as a result of operating, investing and financing activities which contributed $101,000 of cash during 2005. Net inventory increased $605,000 from December 31, 2004 to December 31, 2005 primarily as a result of order delays with the Company’s wireline customers, which were fulfilled in early 2006. Net property, plant and equipment decreased $642,000 from December 31, 2004 to December 31, 2005 as total purchases of $97,000 for the year were more than offset by depreciation expense and asset disposals.

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
LIQUIDITY AND CAPITAL RESOURCES
Net working capital was $27,486,000 at December 31, 2006 compared to $24,038,000 at December 31, 2005. At December 31, 2006, the current ratio was 8.2:1 and the Company had no debt outstanding.
The Company had $35,266,000 of cash and cash equivalents and short- and long-term investments at December 31, 2006, an increase of $5,174,000 from the December 31, 2005 balance of $30,092,000.
Operating Activities
In 2006, operating activities provided cash of $3,705,000. In addition to the $3,254,000 of net income, significant components of net cash flows from operations included: gain on sale of land of ($1,036,000); non-cash deferred income tax expense of $1,063,000; decreased accrued expenses of ($1,108,000); and decreased accounts receivable of $2,099,000.
Investing Activities
Investing activities in 2006 provided $3,280,000 in cash, due primarily to the fact that proceeds from the maturities and sales of investments exceeded purchases of investments, as well as $1,396,000 of proceeds related to the sale of land and other assets.
Financing Activities
Financing activities provided $118,000 of cash in 2006, resulting from proceeds from the issuance of common stock for stock option exercises, and purchases under the employee stock purchase plan.
The Company believes that its existing cash, cash equivalents, investments and cash to be generated from future operations will provide sufficient capital to meet the business needs of the Company through the end of 2007. In addition, the Company believes it could generate additional funding through issuance of debt or equity or through the sale of land if the Company’s working capital needs significantly increase due to circumstances such as sustained weakness in the telecommunications industry resulting in decreased demand for the Company’s products and services and operating losses; faster than expected growth resulting in increased accounts receivable and inventory; additional investment or acquisition activity; or significant research and development efforts. However, there can be no assurance that additional financing will be available on terms favorable to the Company or at all.
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
The Company also derives revenue from the sale of network management system projects that may include a combination of the following multiple elements: internally developed software and hardware; resale of third-party software and related computer equipment; installation, training and consulting services; and Company-provided and third-party maintenance and support agreements for the software and equipment. In a multiple element arrangement, revenue from the individual elements is unbundled based on their relative fair values and recognized as follows:

•	Revenue on internally developed software and hardware is recognized in accordance with the following four elements of revenue recognition: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the related fee is fixed or determinable and (4) collectibility is reasonably assured. Software license fees are generally recognized when the software product has been delivered, which is generally the point at which all four criteria have been met.

•	Third-party software and equipment revenue are recognized when delivery has occurred and ownership and risk of loss have transferred. Revenue from resale of third-party maintenance contracts is generally recorded upon delivery of the maintenance agreement, provided the Company has no significant continuing obligation related to the maintenance contract.

•	Revenue from installation, training and consulting services is generally recognized upon project completion.

•	Revenue from maintenance and support agreements is recognized straight-line over the term of the related agreement.
Sales Return Allowances | Other than issues involving warranty claims, customers generally do not have the right to return products. However, in certain limited circumstances as defined in contracts, customers are permitted to return products. The Company establishes a sales return allowance, when necessary, reflecting its estimate of such product returns. The estimate is based on a number of factors, including the contract provisions, the Company’s understanding of each customer’s forecasted usage of previously purchased products and the estimated likelihood that customers will return products. At December 31, 2006 and 2005, the Company had no sales return allowances recorded.
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
Income Taxes | The Company utilizes the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and respective tax bases. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be recognized. The Company’s provision for income taxes involves estimates of taxable income for federal, state and local purposes in various taxing jurisdictions as well as estimated research and experimentation credits, estimated credits related to foreign sales and estimated tax contingency reserves for any known tax exposures, all of which could be subject to change in the event of an audit by the Internal Revenue Service or another taxing jurisdiction.
Stock-Based Compensation | On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of stock-based compensation expense for all share-based payment awards made to employees for services. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, ”Share-Based Payment”, which provided supplemental implementation guidance for SFAS 123(R). Prior to January 1, 2006, the Company accounted for its share-based compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, no compensation cost had been recognized in the consolidated financial statements for stock option grants or for shares purchased under the employee stock purchase plan.
The Company has elected to adopt the modified-prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for (a) any share-based payments granted through, but not vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for fiscal 2006 was $126,864. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during 2005 and 2004. See Note 8 to the Consolidated Financial Statements for additional information.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
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
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
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
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The Company is obligated through June 30, 2008 for office space under an operating lease. Future minimum lease payments are $19,350.
Purchase obligations represent an estimate of open purchase orders in the ordinary course of business for which the Company had not received the goods or services as of December 31, 2006.
The following summarizes the Company’s contractual obligations at December 31, 2006:

	Payments due by period
	Total	Less than 1 year	1-3 years
Operating lease	$19,350	$12,900	$6,450
Purchase obligations	808,964	808,964	—

Total	$828,314	$821,864	$6,450

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company applied the provisions of SAB 108 for the fiscal year ended December 31, 2006 and there was no material impact on the financial position, results of operations, or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position, results of operations, and cash flows.
In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of FIN 48 on its consolidated financial position, results of operations, and cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable. The provisions of this Statement became effective January 1, 2006. The adoption of SFAS 154 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets – an Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 became effective January 1, 2006. The adoption of SFAS 153 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 amends the guidance in Accounting Research Bulletin No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This Statement became effective January 1, 2006. The adoption of SFAS 151 did not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
We have audited the accompanying consolidated balance sheets of Applied Innovation Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Innovation Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.
/s/ KPMG LLP
Columbus, Ohio
March 22, 2007

APPLIED INNOVATION INC.
Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$16,977,282	$9,874,406
Short-term investments	6,741,338	10,477,682
Accounts receivable, net of allowance of $72,000 in 2006 and $150,000 in 2005	2,173,976	4,273,406
Inventory, net	3,972,632	2,997,403
Other current assets	509,508	523,554
Deferred income taxes	907,000	1,009,000

Total current assets	31,281,736	29,155,451

Property, plant and equipment, net	5,112,106	5,898,916
Investments	11,547,853	9,740,179
Goodwill	3,525,801	3,525,801
Deferred income taxes	—	808,000
Other assets	1,437,362	1,379,119

	$52,904,858	$50,507,466

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$908,159	$1,029,777
Accrued expenses:
Warranty	215,000	336,000
Payroll and related expenses	573,199	1,275,036
Restructuring	—	27,695
Income taxes payable	241,111	321,965
Taxes, other than income taxes	312,707	396,484
Other accrued expenses	452,372	628,658
Deferred revenue	1,092,948	1,102,044

Total current liabilities	3,795,496	5,117,659
Deferred income taxes	161,000	—
Deferred revenue	50,000	—

Total liabilities	4,006,496	5,117,659

Stockholders’ equity:
Preferred stock; $.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock; $.01 par value; authorized 55,000,000 shares; issued and outstanding 15,266,658 shares in 2006 and 15,230,408 shares in 2005	152,667	152,304
Additional paid-in capital	7,083,945	6,839,219
Retained earnings	41,710,028	38,455,848
Accumulated other comprehensive loss, net	(48,278)	(57,564)

Total stockholders’ equity	48,898,362	45,389,807

	$52,904,858	$50,507,466

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Consolidated Statements of Operations

	Years ended December 31,
	2006	2005	2004
Sales:
Products	$25,928,351	$25,834,456	$25,876,037
Services	4,661,177	5,855,331	5,520,900

Total sales	30,589,528	31,689,787	31,396,937

Cost of sales:
Products	12,835,266	12,030,064	12,091,272
Services	2,296,261	1,926,714	2,433,125

Total cost of sales	15,131,527	13,956,778	14,524,397

Gross profit	15,458,001	17,733,009	16,872,540

Operating expenses:
Selling, general and administrative	9,384,521	10,184,754	13,178,399
Research and development	3,982,226	4,416,058	5,119,677
Restructuring charges	—	873,083	605,804
Gain on sale of land	(1,035,937)	—	—

Total operating expenses	12,330,810	15,473,895	18,903,880

Income (loss) from operations	3,127,191	2,259,114	(2,031,340)

Interest and other income, net	1,659,989	821,866	451,756

Income (loss) before income taxes	4,787,180	3,080,980	(1,579,584)
Income tax expense (benefit)	1,533,000	978,000	(787,000)

Net income (loss)	$3,254,180	$2,102,980	$(792,584)

Income (loss) per share:
Basic income (loss) per share	$0.21	$0.14	$(0.05)

Diluted income (loss) per share	$0.21	$0.14	$(0.05)

Weighted-average shares outstanding for basic income (loss) per share	15,256,622	15,189,895	15,077,118

Weighted-average shares outstanding for diluted income (loss) per share	15,264,770	15,238,730	15,077,118

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Consolidated Statements of Stockholders’ Equity

	Common stock
	Number		Additional		Accumulated
	of shares		paid-in	Retained	other comprehen-
	outstanding	Amount	capital	earnings	sive gain (loss), net	Totals
Balance — December 31, 2003	15,033,409	$150,334	$6,140,540	$37,145,452	$40,310	$43,476,636

Comprehensive loss:
Net loss	—	—	—	(792,584)	—	(792,584)
Unrealized loss on investments, net	—	—	—	—	(29,112)	(29,112)

Total comprehensive loss						(821,696)

Stock options exercised	40,600	406	155,330	—	—	155,736
Stock issued for employee stock purchase plan	28,714	287	94,702	—	—	94,989
Stock issued to non-employees	4,644	47	15,953			16,000
Tax benefit associated with exercise of stock options	—	—	18,130	—	—	18,130

Balance — December 31, 2004	15,107,367	$151,074	$6,424,655	$36,352,868	$11,198	$42,939,795

Comprehensive income:
Net income	—	—	—	2,102,980	—	2,102,980
Unrealized loss on investments, net	—	—	—	—	(68,762)	(68,762)

Total comprehensive income						2,034,218

Stock options exercised	95,200	952	299,803	—	—	300,755
Stock issued to non-employees	2,286	23	7,977	—	—	8,000
Stock issued for employee stock purchase plan	25,555	255	79,081	—	—	79,336
Tax benefit associated with exercise of stock options	—	—	27,703	—	—	27,703

Balance — December 31, 2005	15,230,408	$152,304	$6,839,219	$38,455,848	$(57,564)	$45,389,807

Comprehensive income:
Net income	—	—	—	3,254,180	—	3,254,180
Unrealized gain on investments, net	—	—	—	—	9,286	9,286

Total comprehensive income						3,263,466

Stock options exercised	23,900	239	77,211	—	—	77,450
Stock issued for employee stock purchase plan	12,350	124	36,665	—	—	36,789
Employee stock compensation and stock option plans	—	—	126,864	—	—	126,864
Tax benefit associated with exercise of stock options	—	—	3,986	—	—	3,986

Balance — December 31, 2006	15,266,658	$152,667	$7,083,945	$41,710,028	$(48,278)	$48,898,362

See accompanying notes to consolidated financial statements.

APPLIED INNOVATION INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$3,254,180	$2,102,980	$(792,584)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	476,500	697,824	1,078,128
Amortization of intangible assets	—	—	131,250
Loss (gain) on disposal of assets	(1,245,301)	19,179	38,661
Deferred income taxes	1,063,000	860,000	(569,000)
Non-cash stock compensation	126,864	—	—
Tax benefit of options exercised	—	27,703	18,130
Stock issued to non-employees	—	8,000	16,000
Effects of change in operating assets and liabilities:
Accounts receivable	2,099,430	384,508	(1,208,862)
Inventory	(975,229)	(605,024)	422,063
Other current assets	14,046	47,872	684,274
Other assets	(58,243)	(44,201)	(19,643)
Accounts payable	(121,618)	176,337	63,403
Income taxes	(80,854)	(38,952)	629,204
Accrued expenses	(1,107,519)	321,354	(254,688)
Deferred revenue	40,904	200,793	(1,367,748)

Net cash provided by (used in) operating activities	3,486,160	4,158,373	(1,131,412)

Cash flows from investing activities:
Purchases of property, plant and equipment	(61,824)	(96,687)	(646,764)
Proceeds from sales of property, plant and equipment	1,395,918	21,618	26,180
Purchases of investments	(10,157,083)	(13,507,167)	(7,809,025)
Proceeds from maturities of investments	11,096,052	8,335,279	6,971,705
Proceeds from sales of investments	1,225,428	809,313	831,539

Net cash provided by (used in) investing activities	3,498,491	(4,437,644)	(626,365)
Cash flows from financing activities:
Payment of note payable related to acquisition	—	—	(750,000)
Tax benefit of options exercised	3,986	—	—
Proceeds from issuance of common stock	114,239	380,091	250,725

Net cash provided by (used in) financing activities	118,225	380,091	(499,275)

Increase (decrease) in cash and cash equivalents	7,102,876	100,820	(2,257,052)
Cash and cash equivalents — beginning of year	9,874,406	9,773,586	12,030,638

Cash and cash equivalents — end of year	$16,977,282	$9,874,406	$9,773,586

Supplemental cash flow disclosure:
Income taxes received (paid), net	$(546,868)	$(86,249)	$865,335

Interest paid	$—	$—	$197,163

See accompanying notes to consolidated financial statements.

Applied Innovation Inc.
Notes to Consolidated Financial Statements
(1) Summary of Significant Accounting Policies
The following accounting principles and practices of Applied Innovation Inc. and subsidiaries (“the Company”) are set forth to facilitate the understanding of data presented in the consolidated financial statements:
Description of Business Activity
The Company provides remote site management solutions that drive operational efficiency and improve quality in wireless, wireline and converging networks. Building on a deep knowledge of network architecture, elements and management, the Company delivers unique hardware, software and service solutions that provide greater connectivity, security, visibility and control of staffed and unstaffed critical remote infrastructure.
The Company’s solutions are targeted to four primary markets in the U.S. and abroad: 1) fixed line communications; 2) mobile communications; 3) utilities; and 4) transportation. Synergies within the markets allow the Company to leverage its knowledge and experience and deliver a common value proposition based on key competitive differentiators—namely, a complete remote site management solution for both service delivery equipment and supporting power, access control and environmental systems; a commitment to vendor neutrality, and a focus on customers. At the same time, the Company delivers targeted value to each market by understanding and meeting their unique demands.
The Company was founded in Columbus, Ohio in 1983 and has two wholly owned subsidiaries.
Principles of Consolidation
The consolidated financial statements include the accounts of Applied Innovation Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash Equivalents
Cash equivalents represent short-term investments with original maturities of three months or less. At December 31, 2006 and 2005, cash equivalents of $9,773,038 and $6,728,080, respectively, were invested in money market funds, corporate notes, commercial paper and taxable and tax-exempt bonds.
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
For any marketable security considered impaired because the investment’s fair value is less than its cost, the Company assesses whether such impairment is other-than-temporary. In making

Applied Innovation Inc.
Notes to Consolidated Financial Statements
the assessment, the Company considers various factors, including: the severity of the impairment; the duration of the impairment; the financial condition and near-term prospects of the issuer which may impact the potential recovery of the fair value of the investment; and the Company’s ability and intent to hold the investment for a reasonable period of time sufficient for the potential recovery of the fair value. If the assessment indicates that a decline in value is other-than-temporary, the impairment would be included in net income (loss) on the consolidated statements of operations. No such impairment charges have been recorded in 2006, 2005 or 2004.
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
Revenue Recognition
The Company’s products are generally integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to the equipment through its maintenance contracts for most of its products. Accordingly, the Company accounts for revenue in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related interpretations.
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured.
When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on the relative vendor specific objective evidence (“VSOE”) of fair values and recognized when revenue recognition criteria for each element are met because VSOE of fair values has been established for all elements. Fair value for each element is established based on the sales price charged when the same element is sold separately. The Company recognizes revenue from product sales when products are delivered and ownership and risk of loss are transferred. Installation service projects are generally short-term in nature and are billed by the Company and accepted by the customer on a project-by-project basis. The Company generally recognizes services revenue at project completion.
The Company also offers extended maintenance and support agreements. Revenues from such agreements are deferred and recognized straight-line over the terms of the agreements.
The Company accrues for sales returns and other allowances based on its historical experience.

Applied Innovation Inc.
Notes to Consolidated Financial Statements
Inventory
Inventory is stated at the lower of cost or market. Cost is computed using standard costs, which approximate actual costs on the first-in, first-out basis.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

Lives (in years)
Building	40
Equipment	3-5
Furniture	7
Intangible Assets and Goodwill
Purchased intangible assets resulting from business acquisitions, primarily intellectual property and non-compete agreements, are carried at cost less accumulated amortization. Amortization is recorded using the straight-line method over the estimated economic lives of the respective assets, generally up to three years. At December 31, 2004, the assets were fully amortized. Amortization expense for the year ended December 31, 2004 was $131,250.
Goodwill, representing the excess of purchase price over the fair value of the net assets acquired, is not amortized but instead is tested for impairment at least annually. During 2006 and 2005, the Company completed its annual impairment tests using established valuation techniques and determined that no impairment charges were necessary.
Other Assets
Other assets includes corporate-owned life insurance policies, which are recorded at their corresponding cash surrender values. At December 31, 2006 and 2005, other assets included $1,406,560 and $1,348,608, respectively, of cash surrender value associated with these policies.
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

Applied Innovation Inc.
Notes to Consolidated Financial Statements
the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.
Stock-Based Compensation Plans
On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS”) (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of stock-based compensation expense for all share-based payment awards made to employees for services. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provided supplemental implementation guidance for SFAS 123(R). Prior to January 1, 2006, the Company accounted for its share-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation cost had been recognized in the consolidated financial statements for stock option grants or for shares purchased under the employee stock purchase plan.
The Company has elected to adopt the modified-prospective transition method permitted by SFAS 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for (a) any share-based payments granted through, but not vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) any share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for fiscal 2006 was $126,864. There was no stock-based compensation expense related to employee stock options and employee stock purchases recognized during fiscal 2005 and fiscal 2004. See Note 8 to the Consolidated Financial Statements for additional information.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.
The Company estimates the fair value of stock options using the Black-Scholes option-pricing model to determine the fair value of stock-based awards under SFAS 123(R), and consistent with that used for pro forma disclosures under SFAS 123, prior to the adoption of SFAS 123(R). The Black-Scholes option-pricing model was developed for use in estimating the fair value of short lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option-pricing model incorporates various and highly subjective assumptions including expected volatility, expected term and interest rates. The expected volatility is based on historical volatility of the Company’s common

Applied Innovation Inc.
Notes to Consolidated Financial Statements
stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected term of the Company’s stock options are based on historical experience. The risk free interest rate was based on current market yields on five-year US treasury securities.
On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used for, but not limited to, the allowance for doubtful accounts, inventory obsolescence, depreciation and amortization, sales returns, warranty costs, taxes and contingencies. Actual results could differ from these estimates.
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
Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. The Company had no such assets at December 31, 2006 or 2005.
(2) Inventory
     Major classes of inventory at December 31, 2006 and 2005 are summarized below:

Applied Innovation Inc.
Notes to Consolidated Financial Statements

	2006	2005
Raw materials	$3,416,576	$2,237,102
Work-in-process	23,719	136,882
Finished goods	828,837	910,419

	4,269,132	3,284,403

Reserve for obsolescence	(296,500)	(287,000)

	$3,972,632	$2,997,403

During 2006 and 2005, the Company recorded inventory charges of $49,000 and $233,000, respectively, to cost of goods sold, primarily related to certain potential excess and obsolete inventory.
(3) Investments and Financial Instruments
The fair values of all financial instruments, excluding investments, approximate carrying values because of the short maturities of those instruments.
The following summarizes the Company’s investments:

	Amortized	Gross unrealized	Gross unrealized	Fair
December 31, 2006	cost	gains	losses	value
Certificates of deposit	$370,020	$—	$(2,043)	$367,977
Corporate obligations	7,577,797	2,911	(29,026)	7,551,682
U.S. government agency obligations	10,417,652	4,478	(52,598)	10,369,532

Total	$18,365,469	$7,389	$(83,667)	$18,289,191

Reported as:
Short-term investments				$6,741,338
Investments				11,547,853

Total				$18,289,191

	Amortized	Gross unrealized	Gross unrealized	Fair
December 31, 2005	cost	gains	losses	value
Certificates of deposit	$850,568	$—	$(11,787)	$838,781
Corporate obligations	6,438,807	19	(22,611)	6,416,215
Marketable equity securities	795,398	121,176	(37,698)	878,875
U.S. government agency obligations	12,226,651	3,181	(145,843)	12,083,990

Total	$20,311,424	$124,376	$(217,939)	$20,217,861

Reported as:
Short-term investments				$10,477,682
Investments				9,740,179

Total				$20,217,861

Applied Innovation Inc.
Notes to Consolidated Financial Statements
Proceeds from the sales of investment securities available-for-sale were $1,225,428, $809,313 and $831,539 in 2006, 2005 and 2004, respectively. Gross realized gains included in income in 2006, 2005 and 2004 were $247,735, $78,968 and $40,521, respectively, and gross realized losses included in income in 2006, 2005 and 2004 were $7,141, $16,936 and $17,543, respectively. Realized gains and losses are determined by specific identification.
Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 were as follows:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
Certificates of deposit	$318,996	$1,024	$48,981	$1,019	$367,977	$2,043
Corporate obligations	1,975,076	12,776	2,894,835	16,250	4,869,911	29,026
U.S. government agency obligations	2,807,779	14,587	6,040,147	38,011	8,847,926	52,598

Total	$5,101,851	$28,387	$8,983,963	$55,280	$14,085,814	$83,667

The unrealized losses on investments were primarily related to U.S. government agency obligations, corporate obligations and marketable equity securities. These losses were primarily caused by interest rate increases and market volatility. Based on the Company’s assessment of the unrealized losses, these investments are not considered other-than-temporarily impaired and no impairment charges have been recorded in the Consolidated Statements of Operations in 2006, 2005 or 2004.
Interest income, primarily from investments, was $1,419,396, $759,830, and $461,325 in 2006, 2005 and 2004, respectively.
The Company’s December 31, 2006 debt securities at fair market value mature as follows: $ 6,741,338 in less than one year and $ 11,547,853 after one year but less than five years.
(4) Property, Plant and Equipment
Property, plant and equipment at December 31, 2006 and 2005 are summarized below:

	2006	2005
Land	$1,279,044	$1,639,303
Building	5,122,365	5,086,561
Equipment	6,593,446	7,593,254
Furniture	1,970,346	1,985,766

	14,965,201	16,304,884
Accumulated depreciation	(9,853,095)	(10,405,968)

	$5,112,106	$5,898,916

Applied Innovation Inc.
Notes to Consolidated Financial Statements
(5) Warranty
During the year ended December 31, 2003, the Company initiated a product recall after a manufacturing defect was identified in a power supply component that was purchased from a third party manufacturer, integrated into the Company’s products and shipped to customers in 1997 and 1998. During the year ended December 31, 2004, costs associated with this product recall totaling $29,000 were recorded against the reserve and further adjustments of $32,000 were recorded, decreasing the reserve balance to $0 at December 31, 2004.
During the years ended December 31, 2005 and 2006, no additional product recalls were initiated.
The Company’s warranty activity is summarized below:

	Years ended December 31,
	2006	2005
Beginning balance	$336,000	$425,000
Warranty provision	190,473	248,740
Warranty costs incurred	(311,473)	(337,740)

Ending balance	$215,000	$336,000

(6) Major Customers and Geographic Data
Revenues from major customers represented 80%, 81% and 75% of net sales for 2006, 2005 and 2004, respectively. The number of major customers comprising revenues noted above was three in 2006; four in 2005 and three in 2004, with trade accounts receivable balances of $945,032 and $2,875,053 at December 31, 2006 and 2005, respectively.
The Company’s sales by geographic area were as follows:

	Years ended December 31,
	2006	2005	2004
United States	$27,619,143	$26,228,400	$29,322,593
International	2,970,385	5,461,387	2,074,344

	$30,589,528	$31,689,787	$31,396,937

(7) Net Income (Loss) Per Share
The calculations of net income (loss) per share for the years ended December 31, 2006, 2005 and 2004, are based upon the weighted-average shares outstanding during the periods and, when applicable, those stock options that are dilutive, using the treasury stock method. The calculation of basic and diluted income (loss) per share follows:

	Years ended December 31,
	2006	2005	2004
Net income (loss) available to common stockholders	$3,254,180	$2,102,980	$(792,584)

Weighted average shares outstanding – basic	15,256,622	15,189,895	15,077,118

Weighted average shares outstanding – diluted	15,264,770	15,238,730	15,077,118
Basic income (loss) per share	$0.21	$0.14	$(0.05)

Diluted income (loss) per share	$0.21	$0.14	$(0.05)

Applied Innovation Inc.
Notes to Consolidated Financial Statements
Due to the Company’s net loss for the year ended December 31, 2004, no common equivalent shares were included in the calculation of diluted loss per share for that year because their effect would have been anti-dilutive. The Company’s weighted-average number of options which were in-the-money and, therefore, potentially dilutive for the years ended December 31, 2006, 2005 and 2004 were 8,148, 48,835 and 466,728, respectively.
Stock options which are anti-dilutive under the treasury stock method because they are out-of-the-money have been excluded from the above earnings per share calculations. The Company’s stock options outstanding at December 31, 2006, 2005 and 2004, which were excluded from the earnings per share calculations because they were out-of-the-money were 1,164,350, 948,450 and 1,415,420, respectively.
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
On December 15, 2005, the Company’s Board of Directors approved a plan to accelerate the vesting of all unvested employee stock options with an exercise price greater than $5.00, other than those options awarded to officers of the Company. These options were all out-of-the-money. The Board took this action with the belief that it was in the best interest of stockholders, as it reduced the Company’s reported compensation expense associated with those stock options in future periods by approximately $448,000.

Applied Innovation Inc.
Notes to Consolidated Financial Statements
At December 31, 2006, there were 868,350 additional shares available for grant under the 2001 Plan and 0 additional shares available for grant under the 1996 Plan.
The assumptions used to estimate the fair value of stock options granted and stock purchase rights granted under our Employee Stock Purchase Plan for the year ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Weighted-average fair value of options granted during the period using a Black-Scholes option valuation model	$1.99	$3.71	$4.07
Weighted-average assumptions used for grants:
Expected volatility	59%	83%	87%
Expected term (years)	4.9	5.6	5.4
Risk free interest rate	4.74%	4.10%	3.10%
Expected dividend yield	0%	0%	0%
Because stock-based compensation expense recognized in the Consolidated Statement of Operations for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and the Company expects forfeitures to be 45% annually. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.
The following table shows the impact of adopting SFAS 123(R) for the year ended December 31, 2006:

Income from operations:
Before stock-based compensation	$3,254,055
Less: Stock-based compensation recorded under SFAS 123(R)	(126,864)

As reported	$3,127,191

Income before income taxes:
Before stock-based compensation	$4,914,044
Less: Stock-based compensation recorded under SFAS 123(R)	(126,864)

As reported	$4,787,180

Net income:
Before stock-based compensation	$3,339,179
Less: Stock-based compensation recorded under SFAS 123(R)	(84,999)

As reported	$3,254,180

Net income per share, basic and diluted
Before stock-based compensation	$0.22
Less: Stock-based compensation recorded under SFAS 123(R)	$(0.01)

As reported	$0.21

Applied Innovation Inc.
Notes to Consolidated Financial Statements
The following table il lustrates the effect on net income (loss) and net income (loss) per share for the years ended December 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation using the Black-Scholes model:

	2005	2004
Net income (loss), as reported	$2,102,980	$(792,584)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,229,995)	(1,470,146)

Pro forma net income (loss)	$872,985	$(2,262,730)

Income (loss) per share:
Basic and diluted – as reported	$0.14	$(0.05)
Basic and diluted – pro forma	$0.06	$(0.15)
As of December 31, 2006, $241,103 of unrecognized compensation expense related to unvested stock options is expected to be recognized over a weighted average period of approximately 3.66 years.
The following table summarizes stock option activity for the year ended December 31, 2006:

			Weighted average
	Number of	Weighted average	remaining contractual	Aggregate
	options	exercise price	life (in years)	intrinsic value
Balance at December 31, 2005	1,192,400	$6.33
Granted	571,250	$3.86
Exercised	(23,900)	$3.07
Forfeited	(411,700)	$3.79
Expired	(118,700)	$6.00

Balance at December 31, 2006	1,209,350	$6.13	6.27	$27,379

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.21 as of December 31, 2006, which would have been received by the option holders had all option holders exercised as of that date. The total pretax intrinsic value of stock options exercised during fiscal 2006, 2005, and 2004 was $12,064, $81,480 and $53,259, respectively. The total fair value of options which vested during fiscal 2006, 2005, and 2004 was $31,456, $11,034 and $49,464, respectively.
A summary of nonvested options for the year ended December 31, 2006 are as follows:

		Weighted average
	Number of	grant date
	options	fair value
Nonvested at December 31, 2005	247,650	$3.22
Granted	571,250	$1.99
Vested	(66,450)	$4.26
Forfeited	(411,700)	$2.26

Nonvested at December 31, 2006	340,750	$4.84

The following table summarizes information about options outstanding at December 31, 2006:

Applied Innovation Inc.
Notes to Consolidated Financial Statements

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
				Weighted
				average	Weighted		Weighted
Range of			Number	remaining	average	Number	average
exercise prices			outstanding	contractual life	exercise price	exercisable	exercise Price
$2.96	—	$3.00	16,500	7.55	$2.96	6,900	$2.97
$3.03	—	$3.03	126,050	6.00	$3.03	90,550	$3.03
$3.06	—	$3.62	128,700	7.67	$3.38	91,200	$3.38
$3.64	—	$4.11	56,000	8.82	$3.76	10,600	$3.76
$4.14	—	$4.14	186,250	9.28	$4.14	0	$0.00
$4.25	—	$5.00	24,500	7.04	$4.67	10,000	$4.66
$5.15	—	$5.15	161,750	5.06	$5.15	158,750	$5.15
$5.20	—	$6.03	11,250	6.10	$5.68	11,250	$5.68
$6.73	—	$6.73	163,000	7.00	$6.73	154,000	$6.73
$6.88	—	$17.38	335,350	3.86	$10.30	335,350	$10.30

			1,209,350	6.27	$6.13	868,600	$6.98

Tax benefits realized by the Company for deductions in excess of compensation expense under these plans are credited to additional paid-in capital.
The Company accounts for stock grants to non-employees in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.” The Company recognized no expense for stock grants to non-employees for the year ended December 31, 2006, and $8,000 and $16,000 of expense was recognized for the years ended December 31, 2005 and 2004, respectively.
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
During the year ended December 31, 2006, 12,350 shares of common stock at an average price of $2.98 were issued pursuant to the ESPP. During the year ended December 31, 2005, 25,555 shares of common stock at an average price of $3.10 were issued pursuant to the ESPP. Additionally, on January 2, 2007, the Company issued 4,468 shares of common stock at a price of $2.80 per share based on employee payroll deductions for the six-month offering period ending December 31, 2006.
(10) Defined Contribution Plan
The Company sponsors a defined contribution 401(k) and profit sharing plan that covers all eligible employees. The Company is authorized to make discretionary 401(k) matching contributions on behalf of each participant. Since October 1, 1999, the Company matched 50% of each participant’s contribution, up to 6% of that participant’s contribution. The Company may also make profit sharing contributions at the discretion of the Board of Directors. No such contributions were made

Applied Innovation Inc.
Notes to Consolidated Financial Statements
in 2006, 2005 or 2004. For 2006, 2005 and 2004, the total expense related to the plan was $189,909, $176,735 and $214,359, respectively.
(11) Income Taxes
Income tax expense (benefit) consists of:

	Current	Deferred	Total
Year ended December 31, 2006:
Federal	$332,000	$881,000	$1,213,000
State and local	138,000	182,000	320,000

	$470,000	$1,063,000	$1,533,000

Year ended December 31, 2005:
Federal	$(21,000)	$817,000	$796,000
State and local	101,000	81,000	182,000

	$80,000	$898,000	$978,000

Year ended December 31, 2004:
Federal	$(310,000)	$(575,000)	$(885,000)
State and local	74,000	24,000	98,000

	$(236,000)	$(551,000)	$(787,000)

A reconciliation of income tax benefit at the expected federal statutory rate (34%) to income tax expense (benefit) at the Company’s effective rates is as follows:

	2006	2005	2004
Computed tax at the expected federal statutory rate	$1,628,000	$1,048,000	$(537,000)
State and local income taxes, net of federal income tax effect	288,000	408,000	(39,000)
Change in valuation allowance	(169,000)	(260,000)	112,000
Meals and entertainment expenses	30,000	33,000	40,000
Research and experimentation credit	(228,000)	(172,000)	37,000
Tax contingency reserve adjustment	(100,000)	(89,000)	(379,000)
Extraterritorial income exclusion	(13,000)	(50,000)	—
Tax-exempt interest income	(7,000)	(12,000)	(20,000)
Other	104,000	72,000	(1,000)

	$1,533,000	$978,000	$(787,000)

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
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Accounts receivable allowance	$26,000	$56,000
Inventory, principally due to obsolescence reserve and additional costs inventoried for tax purposes	233,000	215,000
Warranty reserve	79,000	126,000

Applied lnnovation Inc.
Notes to Consolidated Financial Statements

	2006	2005
Other accrued expenses	88,000	99,000
Deferred revenue	418,000	414,000
Federal tax net operating loss carryforwards	—	335,000
State tax net operating loss carryforwards	139,000	453,000
Research and experimentation credit carryforwards	—	434,000
Alternative minimum tax credits	96,000	56,000
SFAS 123(R) stock-based compensation	46,000	—
Other	16,000	99,000

	1,141,000	2,287,000
Valuation allowance	(75,000)	(244,000)

Net deferred tax assets	$1,066,000	$2,043,000

Deferred tax liabilities:
Depreciation and amortization	$253,000	$180,000
Deferred interest	67,000	46,000

	$320,000	$226,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon projections for future taxable income from operations over the periods in which the deferred tax assets are deductible and based on certain tax planning strategies, management believes that it is more likely than not the Company will realize the benefits of the federal deductible differences and, therefore, no federal valuation allowance has been provided. At December 31, 2006 and 2005, the Company had a valuation allowance totaling $75,000 and $244,000, respectively, related to certain state net operating loss carryforwards that expire from 2007 through 2024.
(12) Equity
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

Applied lnnovation Inc.
Notes to Consolidated Financial Statements
(13) Restructuring Charges
In 2002, the Company enacted two restructuring plans, which included charges related to leased offices. During 2005, certain adjustments totaling $12,092 were made to reflect higher than expected sublease receipts.
In October of 2004, the Company enacted a restructuring plan resulting in aggregate restructuring charges of $388,151 related to workforce reductions.
In 2005, the Company enacted two restructuring events. In January 2005, the Company announced management changes resulting in the resignation of its then President and Chief Executive Officer and its then Executive Vice President and Chief Operating Officer, and the election of a new President and Chief Executive Officer. In February 2005, the Company enacted a restructuring event affecting employees in sales, engineering, operations, services and administration. As a result of these actions, the Company incurred restructuring charges of $965,481, consisting of severance and other benefit costs. During 2005, certain adjustments totaling $80,306 were made to decrease the accrual related to the October 2004 and January and February 2005 events because certain fringe benefit costs were less than originally estimated. The charges and adjustments are aggregated as a separate line item on the Consolidated Statement of Operations.
As of December 31, 2006, there was no remaining restructuring accrual related to these restructuring events.

	Lease	Employee	Employee
	commitments,	separations,	separations,Jan
	net of sublease	October 2004	& Feb 2005	Total
Accrual balance — December 31, 2004	$25,469	$113,551	$—	$139,020
Restructuring event	—	—	965,481	965,481
Cash deductions	(13,378)	(82,473)	(888,558)	(984,409)
Non-cash adjustments	(12,091)	(31,078)	(49,228)	(92,397)

Accrual balance — December 31, 2005	—	—	27,695	27,695

Cash deductions	—	—	(27,695)	(27,695)

Accrual balance — December 31, 2006	$—	$—	$—	$—

(14) Contingencies
The Company is subject to certain legal proceedings and claims which arise in the ordinary course of its business. Although the outcomes of such matters cannot be predicted with certainty, the Company believes the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.
(15) Quarterly Financial Information (Unaudited)
     A summary of quarterly financial information follows (in thousands, except per share amounts):

2006	Q1	Q2	Q3	Q4
Net sales	$8,406	$9,374	$7,746	$5,064
Gross profit	4,395	4,500	4,001	2,562
Income before income taxes	1,804	1,211	948	824
Net income	1,190	778	548	738
Basic net income per share	0.08	0.05	0.04	0.05
Diluted net income per share	0.08	0.05	0.04	0.05

Applied lnnovation Inc.
Notes to Consolidated Financial Statements

2005	Q1	Q2	Q3	Q4
Net sales	$6,933	$8,021	$8,424	$8,312
Gross profit	4,056	4,482	4,662	4,533
Income (loss) before income taxes	(447)	1,175	1,145	1,208
Net income (loss)	(282)	741	826	818
Basic net income (loss) per share	(0.02)	0.05	0.05	0.05
Diluted net income (loss) per share	(0.02)	0.05	0.05	0.05
In the quarter ended September 30, 2006 the company corrected an immaterial error related to income taxes. During the first and second quarters of 2006, the Company’s 2006 estimated effective income tax rate reflected the benefit of a research and experimentation (R&E) credit. Because the legislative authority for this credit ended at December 31, 2005, this credit should not have been utilized in the first and second quarters of 2006. Congress subsequently reinstated the R&E credit with an effective date of January 1, 2006. The Company appropriately utilized the R&E credit entirely in the quarter ended December 31, 2006. As a result of this error correction, net income for the first and second quarters of 2006 presented above has been reduced by $73,000 and $49,000, respectively, from that previously reported in the Company’s Forms 10-Q. The error had no effect on earnings per share for the quarters ended March 31, 2006 and June 30, 2006. The Company concluded that the correction was not material to the first and second quarters of 2006, estimated income for 2006, or to the trend of earnings.
(16) Subsequent event (Unaudited)
On February 23, 2007, the Company announced that it has signed a definitive agreement with KEG Holdings, Inc. (KEG), the parent company of Kentrox, LLC (Kentrox), a supplier of high-speed network access equipment. Pursuant to the agreement, KEG will acquire all of the outstanding shares of the Company for $3.45 per share in cash. Upon completion of this transaction, Investcorp Technology Partners, a current investor in KEG, will own a controlling interest in the combined company.
The Boards of Directors of both the Company and KEG have approved the proposed transaction. In addition, Gerard B. Moersdorf, the founder and a director of the Company, who beneficially has voting rights for approximately 37% of the Company’s outstanding shares of common stock, has signed a voting agreement in favor of the proposed transaction.
As described in the acquisition agreement to be filed by the Company with the Securities and Exchange Commission (SEC), the final purchase price is subject to a downward or upward closing adjustment based on the Company’s net working capital at closing. The transaction also is subject to the approval of the Company’s stockholders and other customary closing conditions. It currently is anticipated that the transaction will close on or before the end of the Company’s second quarter.

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
ITEM NINE B | Other Information
None.
PART III
ITEM TEN | Directors, Executive Officers and Corporate Governance
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
The other information called for by Part III, Item 10, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders, which the Company intends to file within 120 days of December 31, 2006, the Company’s fiscal year end.
ITEM ELEVEN | Executive Compensation
Information called for by Part III, Item 11, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders, which the Company intends to file within 120 days of December 31, 2006, the Company’s fiscal year end.
ITEM TWELVE | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information called for by Part III, Item 12, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders, which the

Company intends to file within 120 days of December 31, 2006, the Company’s fiscal year end.
ITEM THIRTEEN | Certain Relationships and Related Transactions, and Director Independence
Information called for by Part III, Item 13, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders, which the Company intends to file within 120 days of December 31, 2006, the Company’s fiscal year end.
ITEM FOURTEEN | Principal Accountant Fees and Services
Information called for by Part III, Item 14, is incorporated by reference to the applicable information in the Company’s Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders, which the Company intends to file within 120 days of December 31, 2006, the Company’s fiscal year end.
PART IV
ITEM FIFTEEN | Exhibits | Financial Statement Schedules
(a)	The following documents are filed as part of this report:

(1)	Financial Statements
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements
(2)	Financial Statement Schedules
•	Report of Independent Registered Public Accounting Firm

•	Schedule II (Valuation and Qualifying Accounts)
(3)	Exhibits

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger, dated February 22, 2007, among KEG Holdings, Inc., Buckeye Merger Co. and Applied Innovation Inc. (Reference is made to Exhibit 2.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on February 23, 2007 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company. (Reference is made to Appendix C to the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders held on April 26, 2001, filed with the Securities and Exchange Commission on March 23, 2001, and incorporated herein by reference).

3.2	By-laws of the Company, as amended. (Reference is made to Exhibit 3.2 to the Company’s Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 10, 1993, and incorporated herein by reference).

10.1+	Form of Indemnification Agreement between the Company and officers and directors. (Reference is made to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference).

10.2+	Schedule of Indemnification Agreements. (Reference is made to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2006, and incorporated herein by reference).

10.3+	Company’s Amended and Restated 1996 Stock Option Plan. (Reference is made to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference).

10.4+	Company’s 2001 Stock Incentive Plan. (Reference is made to Appendix B to the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders held on April 26, 2001, filed with the Securities and Exchange Commission on March 23, 2001, and incorporated herein by reference).

10.5+	Form of Option Agreement under the Company’s 2001 Stock Incentive Plan (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005, and incorporated herein by reference).

10.6+	Form of Restricted Stock Award Agreement under the Company’s 2001 Stock Incentive Plan (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2006, and incorporated herein by reference).

10.7	Company’s Employee Stock Purchase Plan. (Reference is made to Appendix A to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders held on April 25, 2002, filed with the Securities and Exchange Commission on March 22, 2002, and incorporated herein by reference).

10.8+	Employment Agreement between the Company and Eric W. Langille. (Reference is made to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference).

10.9+	Employment Agreement between the Company and William H. Largent (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 11, 2005, and incorporated herein by reference).

10.10+	Employment Agreement between the Company and Julia Fratianne (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2005, and incorporated herein by reference).

10.11	Description of Base Salaries the Material Terms of the Company’s 2006 Management Bonus Program (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2006, and incorporated herein by reference).

10.12	Description of Chairman of the Board Fee, Base Salary, and the material terms of the Amendment to the Company’s 2006 Management Bonus Program (Reference is made to Exhibit

EXHIBIT NO.	DESCRIPTION
10.1 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2006, and incorporated herein by reference).

10.13+	Description of Director Compensation (Reference is made to the information under the heading “Compensation of Directors” in the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders held on May 11, 2006, filed with the Securities and Exchange Commission on April 12, 2006, and incorporated herein by reference).

10.16+	Letter Agreement between the Company and John F. Petro (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2006, and incorporated herein by reference).

10.17+	Separation Agreement and Release of All Claims between the Company and John F. Petro (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2006, and incorporated herein by reference).

10.18+	Letter Agreement between the Company and Angela R. Pinette (Reference is made to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2006, and incorporated herein by reference).

10.19+	Separation Agreement and Release of All Claims between the Company and Angela R. Pinette (Reference is made to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 13, 2006, and incorporated herein by reference).

23*	Consent of KPMG LLP.

24*	Power of Attorney.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Financial Officer.

*	Filed with this Annual Report on Form 10-K.

**	Furnished with this Annual Report on Form 10-K.

+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b)
(b)	Exhibits – The exhibits to this report follow the financial statement schedule and the independent registered public accounting firm’s report thereon.

(c)	Financial Statement Schedule – The financial statement schedule and the independent registered public accounting firm’s report thereon follow the signature page.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED INNOVATION INC.

Date: March 23, 2007	By:	/s/ William H. Largent

William H. Largent
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ William H. Largent	William H. Largent
Chief Executive Officer and Director (Principal Executive Officer) March 23, 2007

/s/ Julia A. Fratianne	Julia A. Fratianne
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer) March 23, 2007

* Gerard B. Moersdorf, Jr.	Gerard B. Moersdorf, Jr. | Chairman of the Board | March 23, 2007

* Thomas W. Huseby	Thomas W. Huseby | Director | March 23, 2007

* Kenneth E. Jones	Kenneth E. Jones | Director | March 23, 2007

* Curtis A. Loveland	Curtis A. Loveland | Director | March 23, 2007

* Alexander B. Trevor	Alexander B. Trevor | Director | March 23, 2007

*By: /s/ William H. Largent	William H. Largent (Attorney-in-Fact)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Applied Innovation Inc.:
Under date of March 22, 2007, we reported on the consolidated balance sheets of Applied Innovation Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.
/s/ KPMG LLP
Columbus, Ohio
March 22, 2007
APPLIED INNOVATION INC.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2006, 2005 and 2004

Column A	Column B			Column D	Column E
		Column C
		/----------------Additions------------------/
	Balance at	Charged to	Charged to		Balance at
	beginning of	costs and	other		end of
Description	period	expense	accounts	Deductions	period
YEAR ENDED DECEMBER 31, 2006:
Allowance for doubtful accounts	$150,000	$—	$—	$78,000	$72,000
Allowance for obsolete inventory	287,000	49,000	—	39,500	296,500
Warranty provision	336,000	190,473	—	311,473	215,000

YEAR ENDED DECEMBER 31, 2005:
Allowance for doubtful accounts	$115,000	$52,734	$—	$17,734	$150,000
Allowance for obsolete inventory	163,000	233,000	—	109,000	287,000
Warranty provision	425,000	248,740	—	337,740	336,000

YEAR ENDED DECEMBER 31, 2004:
Allowance for doubtful accounts	$140,000	$18,170	$—	$43,170	$115,000
Allowance for obsolete inventory	434,000	146,000	—	417,000	163,000
Warranty provision	479,062	543,738	—	597,800	425,000