Form 10-K/A
period 2006-12-31
APPLIED INNOVATION INC
filed 2007-04-30
CIK 798399

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K/A No. 1
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file (as defined in Exchange Act Rule 12b-2). Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the registrant’s Common Stock held by the registrant’s non-affiliates was approximately $35,499,398 on June 30, 2006.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 15,277,126 shares of Common Stock were outstanding at March 19, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART III
ITEM TEN | Directors, Executive Officers and Corporate Governance
ITEM ELEVEN | Executive Compensation
ITEM TWELVE | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM THIRTEEN | Certain Relationships and Related Transactions, and Director Independence
ITEM FOURTEEN | Principal Accountant Fees and Services
ITEM FIFTEEN | Exhibits and Financial Statement Schedules
SIGNATURES
EX-31.1
EX-31.2

INTRODUCTORY NOTE:
This amendment on Form 10-K/A amends Applied Innovation Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as initially filed with the Securities and Exchange Commission on March 23, 2007, and is being filed to include the Items composing the Part III information because the Company has not filed a definitive proxy statement with respect to an Annual Meeting of Stockholders within 120 days of the Company’s fiscal year end, as provided in Instruction G(3) to Form 10-K.
PART III
ITEM TEN | Directors, Executive Officers and Corporate Governance
Directors
The Company’s Board of Directors currently consists of six directors divided into three classes as provided in the table below. Each director has held the occupation indicated for more than the past five years unless otherwise indicated.
Directors — Terms to Expire 2007 (Class II)

	Director
Name and Age	Continuously Since	Principal Occupation

Thomas W. Huseby, 68	1996	Retired as a director of AT&T Network Systems, now Alcatel-Lucent. His experience includes a wide range of manufacturing, development and research activities.

Curtis A. Loveland, 60	1991
Partner, Porter, Wright, Morris & Arthur LLP, Attorneys at Law, since 1979 and Secretary of the Company since April 1992. Mr. Loveland is also a director of Rocky Shoes & Boots, Inc. and Max & Erma’s Restaurants, Inc., which each have a class of equity securities registered pursuant to the Securities Exchange Act of 1934.

Continuing Directors — Terms to Expire 2008 (Class III)

	Director
Name and Age	Continuously Since	Principal Occupation

Gerard B. Moersdorf, Jr., 55	1986
Chairman of the Board of the Company since 1986. Mr. Moersdorf, Jr. served as the Company’s President, Chief Executive Officer and Treasurer from 1986 to 2000 and as the Company’s President and Chief Executive Officer from August 2002 to January 2005. Mr. Moersdorf, Jr. is also a director of PECO II, Inc., which has a class of equity securities registered pursuant to the Securities Exchange Act of 1934.

Alexander B. Trevor, 61	1997
President of Nuvocom Inc., Columbus, Ohio, a computer technology consulting company, since 1996. Previously, Mr. Trevor was Executive Vice President and Chief Technology Officer of CompuServe Incorporated from 1983 to 1996. Prior to 1983, Mr. Trevor was employed in various other positions at CompuServe Incorporated, including Vice President of Computer Technology and Executive Vice President of Network Services. Mr. Trevor is also a director of State Auto Financial Corp., which has a class of equity securities registered pursuant to the Securities Exchange Act of 1934.

Continuing Directors — Terms to Expire 2009 (Class I)

	Director
Name and Age	Continuously Since	Principal Occupation

Kenneth E. Jones, 58	2005
President of Chesapeake Financial Advisors, Columbus, Ohio, an investment and financial consulting company, since April 2001. From 1993 to April 2001, Mr. Jones served as Vice President and Chief Financial Officer of Photonic Integration Research, Inc., an advanced fiber optic components manufacturer that was purchased by JDS Uniphase Corp. Prior to that, Mr. Jones was employed in various business development positions at Battelle Memorial Institute for seven years. Mr. Jones has also held several management positions for ABB Process Automation, Inc. (formerly AccuRay Corp.) and was Manager, Emerging Business Services for PricewaterhouseCoopers.

	Director
Name and Age	Continuously Since	Principal Occupation

William H. Largent, 51	1999
Chief Executive Officer of the Company since January 2005 and President of the Company since April 2006. Mr. Largent also served as President from January 2005 until February 2006. Prior to his election as President and Chief Executive Officer, Mr. Largent served as a consultant for Largent Consulting LLC, Columbus, Ohio, a consulting firm he formed in June 2004. Mr. Largent continues to consult for Largent Consulting on a limited basis. Mr. Largent served as Chief Operating Officer and Chief Financial Officer of Aelita Software Corporation, Dublin, Ohio, a company that develops software for Fortune 1000 companies to manage e-business network infrastructures, from April 2001 to May 2004. From May 1999 to April 2001, Mr. Largent served as Chief Financial Officer and Treasurer of Plug Power Inc., Latham, New York, a designer and developer of on-site electricity generation systems. Mr. Largent served as the Company’s Senior Vice President of Operations and Chief Financial Officer from April 1997 to June 1999. Prior to joining the Company, Mr. Largent served as the Executive Vice President and Chief Financial Officer of Metatec Corporation, an information services company engaged in optical disc manufacturing and distribution, software development and network services, from 1993 to 1997.

Executive Officers
     JULIA A. FRATIANNE, age 44, joined the Company in December 2005 and serves as Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Ms. Fratianne served as the Chief Financial Officer and Treasurer of Kahiki Foods, Inc., a maker of frozen Asian food products, from March 2004 to December 2005. Prior to her service with Kahiki Foods, Inc., Ms. Fratianne served in various finance positions at Inoveris, LLC (successor to Metatec, Inc.), a CD-Rom manufacturer and logistics company, from 1987 to December 2003, including as Vice President, Finance, Secretary and Treasurer from May 1997 to October 1998, and as Vice President, Finance and Administration from October 1998 to December 2003.
     ERIC W. LANGILLE, age 48, has served as Senior Vice President of Operations and Services since his election in February 2006. Prior to his election, Mr. Langille served as Vice President of Operations and Services from August 2002 until February 2006, Vice President of Operations from April 2001 to August 2002, and Director of Manufacturing of the Company from January 1995 to April 2001. Prior to joining the Company, Mr. Langille was Vice President of Manufacturing at Plexus Corporation, a leading contract manufacturing organization.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors and greater than 10% stockholders, to file reports of ownership and changes in ownership of the Company’s securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on its review of such reports and written representations from reporting persons, the Company believes that all filing requirements were complied with during 2006.
Code of Ethics
     The Company has adopted a code of ethics that applies to its directors, officers and all employees. The code of ethics is posted on the Company’s website at www.AppliedInnovation.com and can be accessed from the home page by clicking on “Investors” and then “Governance.”
     The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of this code of ethics by posting such information on the website at the address and location specified above.

Material Changes to Procedures by Which Stockholders May Recommend Nominees to the Board of Directors
     There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors since the Company’s last disclosure of such procedures in the Company’s proxy statement for the 2006 Annual Meeting of Stockholders.
Audit Committee
     The Company’s Board of Directors has an Audit Committee, which is currently comprised of Messrs. Jones (Chairman), Huseby and Trevor. The Board of Directors has determined that each of Messrs. Jones, Huseby and Trevor is independent as independence is defined in NASD Rule 4200(a)(15) and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended, and that the Audit Committee composition meets the requirements of NASD Rule 4350(d)(2).The Board of Directors has determined that Mr. Jones meets the requirements of an “audit committee financial expert” as set forth in Section 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.
ITEM ELEVEN | Executive Compensation
     The following information provides discussion, analysis and data tables regarding the compensation of our named executive officers (“NEOs”), who are those officers listed in our Summary Compensation Table below.
Compensation Discussion and Analysis
     We have prepared this Compensation Discussion and Analysis (“CD&A”) to provide you with our perspective on executive compensation so that you may understand our compensation policies and our decisions regarding compensation for our NEOs. We recommend that you review the various executive compensation tables below in conjunction with this CD&A. Unless otherwise noted, the policies, plans and other information in this CD&A apply to all of our NEOs. Our CD&A covers the following topics:
•	the role of the Compensation Committee in setting executive compensation;

•	our compensation philosophy and its underlying principles – including the objectives of our executive compensation program and what it is designed to reward;

•	our process for setting executive compensation; and

•	the elements of our executive compensation program – including a discussion of why we choose to pay each element of compensation, how we determine the amount of such element, and how each element fits into our overall compensation objectives and “total compensation” for our NEOs.
     The Compensation Committee
     The Compensation Committee (referred to in this CD&A as the “Committee”) was appointed by our Board of Directors and is governed by a written charter that is available in the corporate governance section of our website, www.AppliedInnovation.com. The Committee members are Messrs. Trevor (Chairman), Jones and Huseby. Richard W. Oliver was a member of the Compensation Committee during 2006 until his term on the Board of Directors expired on May 11, 2006, at which time he was replaced by Mr. Huseby. Our Board of Directors has determined that each of the Committee members is independent under the standards of independence established by the Nasdaq Stock Market. The Committee is comprised solely of non-employee directors for purposes of Section 16(a) of the Securities and Exchange Act of 1934.
     Pursuant to its charter, the Committee has the authority and responsibility to:
•	discharge the Board’s responsibilities relating to executive compensation;

•	review and discuss with management the disclosures in the CD&A to be included in the annual proxy statement and any other regulatory filings and make a recommendation to the Board as to whether such disclosures shall be included in the appropriate filing;

•	prepare an annual report on executive compensation for inclusion in the proxy statement as the Compensation Committee Report;

•	review and approve on an annual basis the corporate goals and objectives with respect to the chief executive officer, evaluate the chief executive officer’s performance in light of such goals and objectives at least once a year, and, based on such evaluation, set the chief executive officer’s annual compensation, including salary, bonus, incentive and equity compensation;

•	review and approve on an annual basis the evaluation process and compensation structure for our other executive officers and to evaluate and approve the annual compensation for such executive officers, including salary, bonus, incentive and equity compensation;

•	administer our compensation programs and plans, including, but not limited to, incentive compensation, equity, and qualified and non-qualified benefit plans; and

•	recommend to the Board the compensation arrangements with non-employee directors.
     The Committee has the sole authority, to the extent it deems necessary or appropriate, to retain any compensation consultant to assist in the evaluation of executive compensation and has the sole authority to approve any such firm’s fees. The Committee did not hire an outside consultant to assist in the evaluation of executive compensation for 2006. The Committee also has the authority to obtain advice and assistance from internal or external legal, accounting or other advisors, and may request any officer or employee of our Company, our outside counsel or registered independent public accounting firm to attend a meeting of the Committee or meet with any member of, or consultants to, the Committee.
     The Committee meets as often as its members deem necessary to perform its duties and responsibilities and held two meetings during 2006. Mr. Trevor works in conjunction with our Chief Executive Officer to establish the meeting agenda. The Committee typically meets with our Chief Executive Officer, Director of Human Resources and outside advisors and, where appropriate, other executive officers of our Company. In addition, the Committee regularly meets in executive session without management. Generally, the Committee receives and reviews materials in advance of each meeting. These materials include information that management believes will be helpful to the Committee as well as materials that the Committee has specifically requested.
     Compensation Philosophy and Objectives
     The philosophy of the Committee is to make compensation decisions based on an executive compensation program that is designed to meet the following objectives:
•	to attract and retain qualified key executives;

•	to reward, reinforce and provide incentives for individual performance and financial results; and

•	to align our NEOs’ financial interests with our stockholders’ financial interests.
     As a result, we have designed our executive compensation program to attract and retain exceptional executives who seek a long-term association with us and who enjoy the challenge of pay for performance. Annual base salary increases, non-equity incentive compensation, and equity compensation have been elements of our total compensation package that have been “at-risk” or variable depending on the performance of our NEOs.

     As part of our philosophy, we also believe that total compensation and accountability should generally increase with position and responsibility. Among our NEOs, individuals with a greater ability to impact the achievement of our performance goals bear a greater portion of the risk if goals are not achieved and reap a greater reward if goals are achieved.
     Compensation Tax Philosophy
     Internal Revenue Code Section 162(m) permits deductions by any publicly held corporation for compensation paid to a “covered employee” in excess of $1,000,000 per year only if such compensation is performance based. Generally, we intend that compensation paid to covered employees shall be deductible to the fullest extent permitted by law. We intend to retain the flexibility necessary, however, to provide total compensation in line with competitive practices, our compensation philosophy, and our best interests. Although the Committee does not believe that Section 162(m) will impact our Company because the current level of compensation for each of our executive officers is well below the $1,000,000 salary limitation, we may from time to time pay compensation to our executive officers that may not be deductible. There were no amounts that were non-deductible in 2006.
     Compensation Committee Process for Determining Executive Compensation
     A substantial amount of the Committee’s annual cycle of work relates to the determination of compensation for our executive officers, including our Chief Executive Officer. Generally, in or prior to the first quarter of our fiscal year, the Committee makes determinations of base cash compensation, incentive compensation plan criteria and/or discretionary bonuses, if any, and equity grants for executive officers, including our Chief Executive Officer. For a discussion of each individual element of compensation and how it is specifically determined, you should refer to “Compensation Program Elements” below.
     Although many compensation decisions are made in the first quarter of the fiscal year, our compensation planning process is not a rigid yearly process with fixed beginning and end points. Rather, compensation decisions are designed to promote our compensation philosophy and principles. The Committee believes that evaluation of executive performance, business and succession planning, and consideration of our business environment are year-round processes and the Committee members monitor these as such.
     Our Chief Executive Officer is not permitted to be present during voting or deliberations of his compensation. During this process, the Committee reviews and approves any new corporate goals and objectives with respect to compensation for our Chief Executive Officer. In light of the established goals and objectives the Committee evaluates the performance of the Chief Executive Officer and, based upon these evaluations, sets the Chief Executive Officer’s compensation. The Committee also reviews and approves on an annual basis the evaluation and compensation structure for the Company’s other executive officers, including approval of salary, bonus, incentive and equity compensation. Our Chief Executive Officer and Director of Human Resources are present and provide input at the meeting and deliberations on the compensation of the Company’s other executive officers but are not permitted to be present at the vote.
     Compensation Program Elements
     In 2006, each our NEOs received one or more of the following elements of compensation:
•	salary;

•	non-equity incentive compensation;

•	equity compensation;

•	retirement benefits; and

•	health and welfare benefits.

     The Committee carefully considered and chose each compensation program element as a critical component in a comprehensive “total compensation” package. Each element is intended to reward and motivate executives in different ways consistent with our overall compensation principles and philosophy. Each of the elements have a critical relationship with one another with each focusing and rewarding different areas. These elements are necessary for us to achieve our compensation program objectives.
     (1) Salary:
     Salary is also referred to as base compensation. Salary is the most fundamental of all our compensation program elements. Providing a competitive salary to our NEOs is essential to helping us attract and retain qualified executives.
     Base salary for our NEOs is generally set annually taking into consideration our sales and profit growth, overall job performance and pay levels for executive officers of corporations of similar size. The Committee utilizes, as a reference, up-to-date information on compensation practices of other companies from several independent sources. The Committee considers these factors subjectively in the aggregate. Because the Committee believes that each of these factors is significant and the relevance of each factor may vary depending on the duties and responsibilities of each executive officer, the Committee does not assign a formula weight to any single factor in determining a base salary increase. Instead, the Committee examines each factor in the context of individual and Company performance and business needs, internal pay equity where applicable, and incumbent pay history.
     (2) Bonus:
     We rarely award discretionary bonuses. We awarded Ms. Fratianne a hiring bonus of $10,000, subject to continued employment through March 2006, that was earned and paid in 2006.
     (3) Non-Equity Incentive Compensation:
     Non-Equity Incentive Compensation (“IC”) for our NEOs is determined under an annual incentive compensation plan (the “IC Plan”) that is designed and approved by the Committee. In 2006, the IC Plan was named the 2006 Management Bonus Plan (the “2006 Plan”). Our IC Plan is designed to provide a competitive cash compensation program for recruiting and retaining executive talent, and a short-term incentive and reward program that aligns pay with performance and motivates our executives to achieve results.
     Under the 2006 Plan each of our NEOs, except for Angela R. Pinette, our former Vice President of Sales and Marketing, had the opportunity to earn cash bonuses based upon the achievement of certain revenue and adjusted operating income targets. Upon the achievement of the threshold revenue and adjusted operating income targets, the NEOs had the opportunity to receive bonuses between 26% and 80% of their base salary in accordance with the chart below:

	Payout as a Percentage of Base Salary
	Threshold	Target	Maximum
William H. Largent	32.5%	50%	80%
Julia A. Fratianne	26%	40%	64%
Eric W. Langille	26%	40%	64%
John F. Petro	26%	40%	64%
     For purposes of the 2006 Plan, adjusted operating income is defined as operating income exclusive of stock option expenses, restricted stock expenses and income from the sale of real estate. Each NEO was required to be employed on December 31, 2006 to be eligible to receive any bonus under the 2006 Plan. No bonuses were paid to Messrs. Largent, Langille, Petro or Ms. Fratianne under the 2006 Plan as the threshold targets were not met.
     Under the 2006 Plan, Ms. Pinette had the potential to earn the following bonuses: a bonus of up to $95,000 based upon percentage achievement of a certain revenue target (the “Revenue Target”), payable on a monthly basis based on monthly pro-rata achievement of such Revenue Target; quarterly and annual bonuses of

$15,000 and $30,000, respectively, based upon achievement of the Revenue Target, subject to adhering to certain budgetary restraints; a bonus of 0.5% of the first $3.0 million of revenue exceeding the Revenue Target, payable pro-rata on a monthly basis; and a bonus of 0.75% of all revenue exceeding the Revenue Target by more than $3 million, payable pro-rata on a monthly basis. Ms. Pinette earned $51,440 under the 2006 Plan.
     (4) Equity Compensation:
     We believe that emphasis on equity-based compensation encourages our NEOs to own shares of our common stock and gives them a stake in the performance of our stock. Equity compensation is granted to our NEOs under our 2001 Stock Incentive Plan (the “Plan”). The specific number of stock options granted to individual executive officers is determined by the Committee’s perception of relative contributions or anticipated contributions to overall corporate performance.
     We have granted stock options to our NEOs under the Plan. Under the Plan, stock options are granted at fair market value (using the closing price of our common stock on the day prior to the date of grant) and typically vest 20% per year over five years. We granted options to each of our NEOs, except Ms. Fratianne (who received options upon her hire in December 2005), in 2006. We did not grant any restricted stock to any of our NEOs in 2006. For more information on grants of stock options and restricted stock to NEOs, refer to the Summary Compensation Table and Grants of Plan-Based Awards Table below.
     (5) All Other Compensation:
     The all other compensation category in our Summary Compensation Table primarily consists of the annual employer match into the 401(k) plan and for Dr. Petro and Ms. Pinette, severance payments.
          (a) 401(k) plan:
     We sponsor a qualified retirement and 401(k) plan for eligible employees. This plan allows NEOs to defer a portion of their total cash compensation (up to IRS limits) into this retirement account on a pre-tax basis. We provide a match of 50% on contributions of up to 6% of salary.
          (b) Employment/severance agreements and change-in-control arrangements:
     In an effort to attract and retain their services, we have entered into employment agreements with Messrs. Largent and Langille and Ms. Fratianne. For a discussion of these agreements, please refer to “Agreements with NEOs and Potential Payments upon Termination or Change in Control” below. We have also made severance payments to Dr. Petro and Ms. Pinette. For a discussion of these severance arrangements, please refer to “Agreements with Departed Executives” below.

Summary Compensation Table
     The following table shows the compensation paid by Applied Innovation Inc. to each of the NEOs of the Company for the 2006 fiscal year. For a discussion of the various elements of compensation provided in the table below, please refer to the discussion of our various compensation elements in our Compensation Discussion & Analysis under the heading “Compensation Program Elements” above.
SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2006

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)(1)	($)(2)	($)(3)	($)
William H. Largent President and Chief Executive Officer	2006	179,577	—	—	4,348	—	2,272	186,197

Julia A. Fratianne Vice President, Chief Financial Officer and Treasurer	2006	130,000	10,000	—	13,511	—	3,900	157,411

Eric W. Langille Vice President of Sales and Services	2006	179,680	—	—	38,483	—	5,390	223,553

John F. Petro	2006	100,936	—	—	49,103	—	104,175	254,214

Angela R. Pinette	2006	103,615	—	—	7,345	51,440	103,108	265,508

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R, disregarding any estimate of forfeitures during the year, but accounting for any actual forfeitures by an NEO during the fiscal year. For a discussion of the assumptions made in the valuation of the dollar amount recognized, please refer to Footnote 1 to the Company’s Financial Statements, which are set forth in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The amounts shown in the Option Awards column for Ms. Pinette include deductions of $9,295 for forfeitures of such awards by Ms. Pinette during 2006 as a result of her resignation, effective on July 7, 2006.

(2)	Represents the total of the performance-based incentive compensation earned, which is discussed in further detail under the heading “Executive Compensation – Compensation Disclosure and Analysis – Non-Equity Incentive Compensation Plan” above.

(3)	Represents:
•	the amount of the Company’s match to its 401(k) Plan and Trust; and

•	$101,003 and $100,000 of severance costs that were paid to each of Dr. Petro and Ms. Pinette, respectively, in 2006; and

•	$201 of severance costs that were accrued by the Company in 2006 for Dr. Petro that were paid in 2007.

Grants of Plan-Based Awards Table
     The following table provides certain information concerning each grant of an award made to the listed officers in the last completed fiscal year under any plan. For more information on the grants represented in this table, please refer to the discussions in our Compensation Discussion and Analysis under the headings “Non-Equity Incentive Compensation Plan” and “Equity Compensation” above.
GRANT OF PLAN-BASED AWARDS TABLE FOR FISCAL 2006

									All Other
								All Other	Option
								Stock	Awards:	Exercise		Grant Date
		Estimated Possible Payouts						Awards: Number of	Number of	or Base	Market	Fair Value of
		Under Non-Equity			Estimated Future Payouts Under			Shares of	Securities	Price of	Price	Stock and
		Incentive Plan Awards			Equity Incentive Plan Awards			Stock or	Underlying	Option	on Date	Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	of Grant	Awards
Name	Grant Date	($)(1)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)	($)
William H. Largent	04/11/2006	—	—	—	—	—	—	—	15,000	4.14	4.20	30,054
	n/a	58,500	90,000	144,000	—	—	—	—	—	—	—	—

Julia A. Fratianne	n/a	33,800	52,000	83,200	—	—	—	—	—	—	—	—

Eric W. Langille	04/11/2006	—	—	—	—	—	—	—	15,000	4.14	4.20	30,054
	n/a	46,800	72,000	115,200	—	—	—	—	—	—	—	—

John F. Petro	04/11/2006	—	—	—	—	—	—	—	15,000	4.14	4.20	30,054
	n/a	46,800	72,000	115,200	—	—	—	—	—	—	—	—

Angela R. Pinette	04/11/2006	—	—	—	—	—	—	—	15,000	4.14	4.20	30,054
	n/a	15,000	n/a	n/a (1)	—	—	—	—	—	—	—	—

(1)	For Ms. Pinette, there was no cap on the possible maximum payout.

Outstanding Equity Awards at Fiscal Year-End Table
     The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards outstanding as of the end of the last completed fiscal year.
OUTSTANDING EQUITY AWARDS AT FISCAL 2006 YEAR-END TABLE

	Option Awards(1)					Stock Awards
								Equity	Equity
								Incentive	Incentive Plan
			Equity					Plan	Awards:
			Incentive					Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares,	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	Units or	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Other Rights	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	That Have	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
	9,000	—	—	8.3125	01/01/2010	—	—	—	—
	9,000	—	—	11.70	04/26/2011	—	—	—	—
William H. Largent	9,000	—	—	5.15	02/07/2012	—	—	—	—
	9,000	—	—	3.03	01/01/2013	—	—	—	—
	9,000	—	—	6.73	01/01/2014	—	—	—	—
	5,000	—	—	3.47	01/01/2015	—	—	—	—
	—	15,000	—	4.14	04/11/2016	—	—	—	—

Julia A. Fratianne	6,000	24,000	—	3.64	12/19/2015	—	—	—	—

	4,000	—	—	3.4375	01/04/2007	—	—	—	—
	10,000	—	—	8.3125	01/01/2010	—	—	—	—
Eric W. Langille	15,000	—	—	11.70	01/01/2011	—	—	—	—
	12,000	3,000	—	5.15	02/07/2012	—	—	—	—
	12,000	8,000	—	3.03	01/01/2013	—	—	—	—
	6,000	9,000	—	6.73	01/01/2014	—	—	—	—
	—	15,000	—	4.14	04/11/2016	—	—	—	—

John F. Petro	—	—	—	—	—	—	—	—	—

Angela R. Pinette	—	—	—	—	—	—	—	—	—

(1)	Unexercisable options vest as follows:
•	Mr. Largent’s unexercisable options vest 20% per year beginning on April 11, 2007;

•	Ms. Fratianne’s unexercisable options vest 25% per year beginning on December 19, 2007; and

•	Mr. Langille’s unexercisable options vest as follows: 7,000 options vested on January 1, 2007; 3,000 options vested on February 7, 2007; 3,000 options vested on April 11, 2007; 7,000 options vest on January 1, 2008; 3,000 options vest on April 11, 2008; 3,000 options vest on January 1, 2009; 3,000 options vest on April 11, 2009; 3,000 options vest on April 11, 2010; and 3,000 options vest on April 11, 2011.

Option Exercises and Stock Vested Table
     The following table provides certain information concerning each exercise of stock options, and each vesting of stock, including restricted stock, during the last completed fiscal year:
OPTION EXERCISES AND STOCK VESTED TABLE FOR FISCAL 2006

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized on
	Acquired on Exercise	on Exercise	Acquired on Vesting	Vesting
Name	(#)	($)(1)	(#)	($)
William H. Largent	—	—	—	—

Julia A. Fratianne	—	—	—	—

Eric W. Langille	—	—	—	—

John F. Petro	12,000	1,709	—	—

Angela R. Pinette	—	—	—	—

(1)	Value realized was calculated based on the number of shares exercised multiplied by the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the exercise price of the stock option.
Agreements with NEOs and Potential Payments upon Termination or Change in Control
     We have entered into employment agreements with the following named executive officers of the Company on the dates indicated: Mr. Largent on February 11, 2005, Mr. Langille on August 15, 2001 and Ms. Fratianne on December 19, 2005. We had employment arrangements with Dr. Petro, until his resignation, effective July 10, 2006, and Ms. Pinette, until her resignation effective July 7, 2006. The payments to Dr. Petro and Ms. Pinette, respectively, thereunder are described below under the heading “Agreements with Departed Executives.”
     Employment Agreements
     The employment agreements are “at will” and, therefore, do not have a stated term. Each of these employment agreements provides for a minimum base salary, plus any increases in base compensation as may be authorized by the Board of Directors. The employment agreements also provide for each executive’s continued participation in our Company’s bonus plan, employee benefit programs and other benefits as described in the employment agreements.
     In the event of termination of employment:
•	by reason of death or total disability;

•	by our Company for cause (as defined below); or

•	by the executive for any reason;
we shall provide payment to the executive of the earned but unpaid portion of the executive’s base salary through the termination date.

     For purposes of the employment agreements, the term “cause” means the occurrence of one or more of the following events:
•	commission by the executive of an act of dishonesty involving our Company, business or property, including, but not limited to, misappropriation of funds or any property;

•	engagement by the executive in activities or conduct clearly injurious to the best interests or reputation of our Company;

•	willful and continued failure by the executive to substantially perform his or her duties under the terms of the employment agreement (other than as a result of physical or mental illness or injury), after the Board of Directors of our Company delivers to the executive a written demand for substantial performance that specifically identifies the manner in which the Board believes that the executive has not substantially performed his or her duties;

•	illegal conduct or gross misconduct that is willful and results in material and demonstrable damage to the business or reputation of our Company;

•	the clear violation of any of the material terms and conditions of the employment agreement or any other written agreement or agreements the executive may from time to time have with our Company;

•	the clear violation of our code of business conduct or the clear violation of any other rules of behavior as may be provided in any employee handbook which would be grounds for dismissal of any employee of our Company; or

•	commission of a crime which is a felony, a misdemeanor involving an act of moral turpitude, or a misdemeanor committed in connection with the executive’s employment by our Company which causes our Company a substantial detriment.
     In the event of termination of employment by our Company without cause, we will pay to the executive:
•	the earned but unpaid portion of the executive’s base salary through the termination date;

•	base salary for an additional six months in the case of Mr. Langille and three months in the case of Ms. Fratianne; and

•	the pro-rated portion of any bonus earned in the case of Mr. Largent.
In addition, if we enter into certain types of transactions prior to Mr. Largent’s termination by our Company without cause, and a change in control (as defined below) occurs within six months of such termination as a result of having entered into such transaction, then Mr. Largent is entitled to certain change in control severance benefits described below.
     Under the employment agreement for Mr. Largent, in the event of a change in control of our Company, Mr. Largent shall be entitled to two times his base salary in effect at the date of the change in control, regardless of whether or not his employment terminates at such time, payable on the date of the change in control if the circumstances of the change in control are known by the Company in advance and otherwise payable within three business days after the change in control. In addition, all of Mr. Largent’s stock options and restricted stock awards shall become 100% vested (and thereafter be exercisable in accordance with such governing stock option or restricted stock agreements and plans).
     Under the employment agreements for Mr. Langille and Ms. Fratianne, we also must pay severance benefits, under certain circumstances, in the event of a change in control of our Company. The employment agreements provide that if (i) the executive is terminated by our Company for any reason other than for cause within the 13-month period following a change in control; or (ii) the executive terminates his or her employment for good reason (as defined below) in the 13-month period following a change in control, then we must pay the earned but unpaid portion of his or her base salary, plus one times the executive’s current annual compensation (which is the executive’s base salary in effect at the termination date, plus the average annual performance bonus actually received by the executive over the last three fiscal years and does not include the value of any stock options granted or exercised, restricted stock awards granted or vested, contributions to 401(k) or other qualified plans, medical, dental, or other insurance benefits or other fringe benefits). In addition, vesting of the executive’s stock options and restricted stock awards shall accelerate by 24 months plus an additional 12 months for each year that the executive has been employed by our Company (and thereafter be exercisable in accordance with such governing stock option or restricted stock agreements and plans), and we shall maintain certain fringe benefits as provided in the employment agreements.
     The employment agreements also contain non-competition and non-solicitation covenants. These covenants, as described in the employment agreements, are effective during employment and for a period of 12 months following termination of employment.
     For purposes of the employment agreements, a “change in control” shall be deemed to have occurred when:
•	any “person” (as that term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on the date hereof), including any “group” as such term is used in Section 13(d)(3) of the Exchange Act on the date hereof, shall acquire (or disclose the previous acquisition of) beneficial ownership (as that term is defined in Section 13(d) of the Exchange Act and the rules thereunder on the date hereof) of shares of the outstanding stock of any class or classes of the Company which results in such person or group possessing more than 50% of the total voting power of our Company’s outstanding voting securities ordinarily having the right to vote for the election of directors of our Company; or

•	as the result of, or in connection with, any tender or exchange offer, merger or other business combination, or contested election, or any combination of the foregoing transactions (a “Transaction”), the owners of the voting shares of our Company outstanding immediately prior to such Transaction own less than a majority of the voting shares of our Company after the Transaction; or

•	during any period of two consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board of Directors of our Company (or who take office following the approval of a majority of the directors then in office who were directors at the beginning of the period) cease for any reason to constitute at least one-half thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors of our Company representing at least one-half of the directors then in office who were directors at the beginning of the period; or

•	the sale, exchange, transfer, or other disposition of all or substantially all of the assets of our Company (a “Sale Transaction”) shall have occurred.
     For purposes of the employment agreements, the term “good reason” means, without the executive’s written consent:
•	a material change in the executive’s status, position or responsibilities which, in the executive’s reasonable judgment, does not represent a promotion from his or her existing status, position or responsibilities as in effect immediately prior to the change in control; the assignment of any duties or responsibilities or the removal or termination of duties or responsibilities (except in connection with the termination of employment for total and permanent disability, death, or cause, or by the executive other than for good reason), which, in the executive’s reasonable judgment, are materially inconsistent with such status, position or responsibilities;

•	a reduction by our Company in the executive’s base salary or our Company’s failure to increase (within twelve months of his or her last increase in Basic Salary) the executive’s Basic Salary after a change in control in an amount which at least equals, on a percentage basis, the average percentage increase in Basic Salary for all executive and senior officers of our Company, in like positions, which were effected in the preceding twelve months;

•	the relocation of our Company’s principal executive offices to a location outside the Columbus metropolitan area or the relocation of the executive by our Company to any place other than the location at which he or she performed duties prior to a change in control, except for required travel on Company business to an extent consistent with business travel obligations at the time of a change in control;

•	the failure of our Company to continue in effect, or continue or materially reduce the executive’s participation in, any incentive, bonus or other compensation plan in which he or she participates, including but not limited to our Company’s stock option plans, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan), has been made or offered with respect to such plan in connection with a change in control;

•	the failure by our Company to continue to provide the executive with benefits substantially similar to those enjoyed or to which the executive is entitled under any of our Company’s pension, profit sharing, life insurance, medical, dental, health and accident, or disability plans at the time of a change in control, the taking of any action by our Company which would directly or indirectly materially reduce any of such benefits or deprive the executive of any material fringe benefit enjoyed or to which he or she is entitled at the time of the change in control, or the failure by our Company to provide the number of paid vacation and sick leave days to which the executive is entitled on the basis of years of service with our Company in accordance with our Company’s normal vacation policy;

•	the failure of our Company to obtain a satisfactory agreement from any successor or assign of the Company to assume and agree to perform the employment agreement;

•	any request by our Company that the executive participate in an unlawful act or take any action constituting a breach of his or her professional standard of conduct; or

•	any breach of the executive agreement on the part of the Company.
     Potential Payments upon Termination or Change in Control Tables
     Potential payments upon termination and/or change in control under the agreements with Messrs. Largent and Langille and Ms. Fratianne are shown in the tables below. We have used estimates where it is not possible to give a precise dollar amount for the potential payments. The estimates assume that the triggering event took place on December 31, 2006, the last day of the Company’s prior fiscal year. For purposes of valuing the Company’s common stock on December 31, 2006, we have used the Company’s closing stock price of $3.21 on December 29, 2006, the last trading date prior to December 31, 2006. In each of the tables below, we have assumed that all accrued base salary has been paid as of the termination date.

TABLE OF POTENTIAL PAYMENTS TO MR. LARGENT

Termination by
	Company with			Payments
	Cause or by Mr.	Termination by	Termination	Upon a
	Largent without	Company	upon Death or	Change in
	Good Reason	without Cause	Disability	Control
Executive Payments	($)	($)	($)	($)
Base Salary (Severance Payment)	—	—	—	360,000 (1)
Incentive Compensation (Severance Payment)	—	— (2)	—	—
Total Annual Compensation (Severance Payment)	—	—	—	—
Stock Options (Acceleration of Vesting)	—	—	—	—

Total value	—	—	—	360,000

(1)	Payable on or within three business days of a change in control.

(2)	Represents accrued but unpaid pro-rata incentive compensation of Mr. Largent, which was $0 for 2006.
TABLE OF POTENTIAL PAYMENTS TO MR. LANGILLE

				Payments
	Termination by			Upon Certain
	Company with			Terminations
	Cause or by Mr.	Termination by	Termination	Following a
	Langille without	Company	upon Death or	Change in
	Good Reason	without Cause	Disability	Control
Executive Payments	($)	($)	($)	($)
Base Salary (Severance Payment)	—	90,000 (1)	—	—
Total Annual Compensation (Severance Payment)	—	—	—	205,958 (2)
Stock Options (Acceleration of Vesting)(3)	—	—	—	1,440
Accrued Vacation Pay	—	—	—	5,538
Earned but Unpaid Incentive Compensation	—	—	—	—
Life Insurance, Medical, Health, Accident and Disability Benefits	—	—	—	9,596

Total value	—	90,000	—	222,532

(1)	Payable over six months in accordance with normal payroll practices.

(2)	Payable as follows: 50% in a lump-sump payment within 30 days after termination of employment and 50% in 12 monthly installments beginning 30 days after termination of employment.

(3)	Represents the value of unvested and accelerated stock options by multiplying the number of such options by the excess of the fair market value of a share of the Company’s common stock on the date of termination over the exercise price of the stock option.

TABLE OF POTENTIAL PAYMENTS TO MS. FRATIANNE

	Termination by			Payments
	Company with			Upon Certain
	Cause or by Ms.			Terminations
	Fratianne	Termination by	Termination	Following a
	without Good	Company	upon Death or	Change in
	Reason	without Cause	Disability	Control
Executive Payments	($)	($)	($)	($)
Base Salary (Severance Payment)	—	32,500 (1)	—	—
Total Annual Compensation (Severance Payment)	—	--	—	140,622 (2)
Stock Options (Acceleration of Vesting)(3)	—	—	—	—
Accrued Vacation Pay	—	—	—	4,500
Earned but Unpaid Incentive Compensation	—	—	—	—
Life Insurance, Medical, Health, Accident and Disability Benefits	—	—	—	9,076

Total value	—	32,500	—	154,198

(1)	Payable over three months in accordance with normal payroll practices.

(2)	Payable as follows: 50% in a lump-sump payment within 30 days after termination of employment and 50% in 12 monthly installments beginning 30 days after termination of employment.

(3)	Represents the value of unvested and accelerated stock options by multiplying the number of such options by the excess of the fair market value of a share of the Company’s common stock on the date of termination over the exercise price of the stock option.
Agreements with Departed Executives
     On July 10, 2006, John F. Petro entered into a resignation letter agreement (the “Petro Letter Agreement”) with Applied Innovation Inc. (the “Company”) under which Dr. Petro resigned as the Company’s Chief Technology Officer. The Petro Letter Agreement between Dr. Petro and the Company amended the employment agreement between Dr. Petro and the Company, dated May 20, 2002 (the “Petro Employment Agreement”), to state that the resignation will be treated as a termination by the Company without cause, and, as a result, Dr. Petro was entitled to a severance benefit of six months of his current base salary, which was $180,000 on an annual basis, payable bi-weekly over a six-month period.
     In addition, the Company and Dr. Petro entered into a separation agreement and release of all claims (the “Petro Separation Arrangement”) on July 11, 2006. Under the terms of the Petro Separation Arrangement, Dr. Petro was paid an additional $10,000 of severance, payable bi-weekly over a six-month period and was reimbursed for COBRA expenses incurred for six months from July 10, 2006. In exchange, Dr. Petro released the Company and its affiliates, directors, officers, agents, employees, successors and assigns from any and all claims.
     Effective July 7, 2006, Angela R. Pinette entered into a resignation letter agreement (the “Pinette Letter Agreement”) with the Company under which Ms. Pinette resigned as the Company’s Vice President of Sales and Marketing. The Pinette Letter Agreement between Ms. Pinette and the Company amended the employment agreement between Ms. Pinette and the Company, dated October 4, 2004 (the “Pinette Employment Agreement”), to state that the resignation will be treated as a termination by the Company without cause, and, as a result, Ms. Pinette was entitled to a severance benefit of six months of her current base salary, which was $180,000 on an annual basis, payable bi-weekly over a six-month period.
     In addition, the Company and Ms. Pinette entered into a separation agreement and release of all claims (the “Pinette Separation Arrangement”) on July 11, 2006. Under the terms of the Pinette Separation Arrangement, Ms. Pinette was paid an additional $10,000 of severance, payable bi-weekly over a six-month period and was reimbursed for COBRA expenses incurred for six months from July 7, 2006. In exchange, Ms. Pinette released the Company and its affiliates, directors, officers, agents, employees, successors and assigns from any and all claims.
Director Compensation
     Employees who are directors receive no additional compensation for services as directors. The Board of Directors, upon the recommendation of the Compensation Committee, sets the cash compensation for non-employee directors. Compensation for our non-associate directors is initially considered and reviewed by the Compensation Committee.
     Cash compensation for non-employee directors in 2006 included the following:
•	$1,500 for each Board meeting attended (provided such fee is reduced to $500 for telephonic meetings lasting less than two hours);

•	$750 for each committee meeting attended (provided such Committee meeting is not on the same day as a Board meeting and provided that such fee is reduced to $500 for telephonic meetings lasting less than two hours);

•	an annual retainer of $25,000 for the Chairman of the Board of Directors;

•	an annual retainer of $4,000 for the Chairman of the Audit Committee;

•	an annual retainer of $2,000 for the Chairman of the Compensation Committee; and

•	an annual retainer of $2,000 for the Chairman of the Nominating and Corporate Governance Committee; and
     In addition, directors are entitled to reimbursement of reasonable expenses incurred in connection with attendance at meetings of the Board of Directors and its committees. Directors are also eligible for awards under the Company’s 2001 Stock Incentive Plan; however, there were no grants made in 2006.
     No director had a different compensation arrangement with the Company in 2006. The table below shows the compensation earned by each of the Company’s non-employee directors during year 2006:
DIRECTOR COMPENSATION FOR 2006

	Fees Earned	Option
	in Cash	Awards	Total
Name	($)	($)(1)	($)
Thomas W. Huseby (2)	12,500	—	12,500
Kenneth E. Jones (3)	16,500	—	16,500
Curtis A. Loveland (4)	9,000	—	9,000
Gerard B. Moersdorf, Jr. (5)	25,750	—	25,750
Richard W. Oliver (6)	1,500	—	1,500
Alexander B. Trevor(7)	14,500	—	14,500

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R, disregarding any estimate of forfeitures during the year, but accounting for any actual forfeitures by a non-employee director during the fiscal year. For a discussion of the assumptions made in the valuation of the dollar amount recognized, please refer to Note 1 to the Company’s

Financial Statements, which are set forth in Item 8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(2)	Mr. Huseby has options to purchase 46,000 shares of the Company’s common stock as of December 31, 2006.

(3)	Mr. Jones has options to purchase 10,000 shares of the Company’s common stock as of December 31, 2006.

(4)	Mr. Loveland has options to purchase 46,000 shares of the Company’s common stock as of December 31, 2006.

(5)	Mr. Moersdorf, Jr. has options to purchase 10,000 shares of the Company’s common stock as of December 31, 2006.

(6)	Mr. Oliver was not nominated for reelection at the 2006 Annual Meeting of Shareholders. Mr. Oliver has options to purchase 46,000 shares of the Company’s common stock as of December 31, 2006.

(7)	Mr. Trevor has options to purchase 46,000 shares of the Company’s common stock as of December 31, 2006.
Compensation Committee Interlocks and Insider Participation
     During 2006, the members of the Compensation Committee included Messrs. Trevor (Chairman), Huseby, Jones and Oliver. None of these members was an executive officer or employee of the Company or its subsidiaries during or prior to his service as a member of the Compensation Committee.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with management. Based on that review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Compensation Committee
Alexander B. Trevor, Chairman
Thomas W. Huseby
Kenneth E. Jones
ITEM TWELVE | Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
     The following table sets forth additional information as of December 31, 2006, concerning shares of the Company’s common stock that may be issued upon the exercise of options and other rights under the Company’s existing equity compensation plans and arrangements, divided between plans approved by the Company’s stockholders and plans or arrangements not submitted to the Company’s stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants and other rights.

Number of securities
remaining available
	Number of Securities		for issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,209,350	$6.13	868,350

Equity compensation plans not approved by security holders	—	—	—

Total	1,209,350	$6.13	868,350

(1)	Equity compensation plans approved by stockholders include the 2001 Stock Incentive Plan, the Amended and Restated 1996 Stock Option Plan and the Employee Stock Purchase Plan.
Security Ownership by Principal Stockholders
     The following table sets forth information as of March 19, 2007 (except as noted below), relating to the beneficial ownership of common stock by each person known by the Company to own beneficially more than 5% of the outstanding shares of common stock.

Name of	Number of Shares		Percentage
Beneficial Owner(1)	Beneficially Owned(2)		of Class(3)
Gerard B. Moersdorf, Jr.	5,629,129	(4)	36.8%
KEG Holdings, Inc.	5,444,029	(5)	35.6%
Linda S. Moersdorf	2,122,779	(6)	13.9%
FMR Corp.	1,027,232	(7)	6.7%
Systematic Financial Management, L.P.	1,000,712	(8)	6.6%
Thomas G. Berlin	929,139	(9)	6.1%

(1)	The address of Gerard B. Moersdorf, Jr. is c/o Applied Innovation Inc., 5800 Innovation Drive, Dublin, Ohio 43016. The address for KEG Holdings, Inc. is 20010 Tanasbourne Drive, Hillsboro, Oregon 97124. The address of Linda S. Moersdorf is 7091 Oakstream Court, Worthington, Ohio 43235. The address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. The address for Systematic Financial Management, L.P. is 300 Frank W. Burr Blvd., Glenpointe East, 7th Floor, Teaneck, New Jersey 07666. The address of Thomas G. Berlin is Berlin Financial, Ltd., 1325 Carnegie Ave., Cleveland, Ohio, 44115.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

(3)	“Percentage of Class” is calculated by dividing the number of shares beneficially owned by the total number of outstanding shares of the Company on March 19, 2007, plus the number of shares such person has the right to acquire within 60 days of March 19, 2007.

(4)	Includes 1,062 shares held in Mr. Moersdorf, Jr.’s IRA and 10,000 shares which may be purchased under stock options exercisable within 60 days of March 19, 2007. Under the rules of the Securities and Exchange Commission, Mr. Moersdorf, Jr.’s beneficial ownership of 5,629,129 shares also includes 2,121,716 shares held directly by his former spouse, Linda S. Moersdorf, and 1,063 shares held by Linda S. Moersdorf in her IRA because he has been granted an irrevocable proxy to vote such shares. Mr. Moersdorf, Jr. disclaims ownership of these shares in which he has no pecuniary interest. Mr. Moersdorf, Jr. is also deemed to beneficially own 185,100 shares held by a Voting Trust for the benefit of Mr. Moersdorf, Jr.’s children because he has been granted the right to vote such shares as Trustee of the Voting Trust.

(5)	Based on information contained in a Schedule 13D filed with the Securities and Exchange Commission on March 5, 2007, KEG Holdings, Inc. has shared voting power over 5,444,029 shares pursuant to certain Support Agreements, dated February 22, 2007, together with an Irrevocable Proxy, with each of Gerard B. Moersdorf, Jr. and Linda S. Moersdorf.

(6)	Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2004, and Ms. Moersdorf’s Section 16(a) reports under the Securities Exchange Act of 1934, as amended.

(7)	Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2007, by FMR Corp. (“FMR”), Edward C. Johnson 3d, Fidelity Management & Research Company (“Fidelity”) and Fidelity Low Priced Stock Fund (“Fidelity Fund”). Fidelity is a wholly-owned subsidiary of FMR and, as an investment advisor, deemed to beneficially own 1,027,232 shares or approximately 6.7% of the Company’s common stock as a result of acting as investment advisor to various investment companies including the Fidelity Fund, which is deemed to beneficially own 1,027,232 shares or approximately 6.7% of the Company’s common stock. Mr. Johnson, along with other members of the Johnson family, through their ownership of Class B voting common stock of FMR and the execution of a shareholders’ voting agreement, are deemed to be a controlling group under the Investment Company Act of 1940 with respect to FMR and, thus, Mr. Johnson is deemed to beneficially own 1,027,232 shares or 6.7% of the Company’s common stock.

(8)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007.

(9)	Based on information contained in a Schedule 13D/A, filed with the Securities and Exchange Commission on February 13, 2007 by Thomas G. Berlin (“Mr. Berlin”), who is the managing member of the general partner of Berlin Capital Growth, L.P. (“Berlin Capital Growth”) and the managing member of various privately managed accounts (the “Privately Managed Accounts”). Mr. Berlin shares voting and dispositive power with Berlin Capital Growth, which holds 311,877 shares and the Privately Managed Accounts, which collectively hold 617,262 shares of the Company’s common stock.
Security Ownership of Management
     The following table sets forth, as of March 19, 2007 (except as noted below), the beneficial ownership of the Company’s common stock by each director, each of the Company’s executive officers named in the Summary Compensation Table and by all directors and executive officers as a group.

	Number of Shares	Percentage
Name of Beneficial Owner	Beneficially Owned(1)	of Class(2)
Gerard B. Moersdorf, Jr.(3)	5,629,129	36.8%
Julia A. Fratianne(4)	6,000	*
Thomas W. Huseby(5)	58,000	*
Kenneth E. Jones(6)	10,000	*
Eric W. Langille(7)	69,738	*
William H. Largent(8)	54,000	*
Curtis A. Loveland(9)	83,600	*
Alexander B. Trevor(10)	57,000	*
All directors and executive officers as a group (8 persons)(11)	5,967,467	38.3%

(1)	For purposes of the above table, a person is considered to “beneficially own” any shares with respect to which he exercises sole or shared voting or investment power or as to which he has the right to acquire the beneficial ownership within 60 days of March 19, 2007. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of that person’s household.

(2)	“Percentage of Class” is calculated by dividing the number of shares beneficially owned by the total number of outstanding shares of the Company on March 19, 2007, plus the number of shares such person has the right to acquire within 60 days of March 19, 2007. An “*” indicates less than 1%.

(3)	Includes 1,062 shares held in Mr. Moersdorf, Jr.’s IRA and 10,000 shares which may be purchased under stock options exercisable within 60 days of March 19, 2007. Under the rules of the Securities and Exchange Commission, Mr. Moersdorf, Jr.’s beneficial ownership of 5,629,129 shares also includes 2,121,716 shares held directly by his former spouse, Linda S. Moersdorf, and 1,063 shares held by Linda S. Moersdorf in her IRA because he has been granted an irrevocable proxy to vote such shares. Mr. Moersdorf, Jr. disclaims ownership of these shares in which he has no pecuniary interest. Mr. Moersdorf, Jr. is also deemed to beneficially own 185,100 shares held by a Voting Trust for the benefit of Mr. Moersdorf, Jr.’s children because he has been granted the right to vote such shares as Trustee of the Voting Trust.

(4)	Includes 6,000 shares which may be purchased under stock options exercisable within 60 days of March 19, 2007.

(5)	Includes 55,000 shares which may be purchased under stock options exercisable within 60 days of March 19, 2007.

(6)	Includes 10,000 shares which may be purchased under stock options exercisable within 60 days of March 19, 2007.

(7)	Includes 68,000 shares which may be purchased under stock options exercisable within 60 days of March 19, 2007.

(8)	Includes 53,000 shares which may be purchased under stock options exercisable within 60 days of March 19, 2007.

(9)	Includes 55,000 shares which may be purchased under stock options exercisable within 60 days of March 19, 2007 and 600 shares held in Mr. Loveland’s IRA.

(10)	Includes 55,000 shares which may be purchased under stock options exercisable within 60 days of March 19, 2007.

(11)	Includes 312,000 shares which may be purchased under stock options exercisable within 60 days of March 19, 2007.

Changes in Control
     On February 23, 2007, the Company announced that it has signed a definitive agreement with KEG Holdings, Inc. (“KEG”), the parent company of Kentrox, LLC (“Kentrox”), a supplier of high-speed network access equipment. Pursuant to the agreement, KEG will acquire all of the outstanding shares of the Company for $3.45 per share in cash. Upon completion of this transaction, Investcorp Technology Partners, a current investor in KEG, will own a controlling interest in the combined company.
     The Boards of Directors of both the Company and KEG have approved the proposed transaction. In addition, Gerard B. Moersdorf, the founder and a director of the Company, who beneficially has voting rights for approximately 37% of the Company’s outstanding shares of common stock, has signed a voting agreement in favor of the proposed transaction.
     As described in the acquisition agreement to be filed by the Company with the Securities and Exchange Commission (“SEC”), the final purchase price is subject to a downward or upward closing adjustment based on the Company’s net working capital at closing. The transaction also is subject to the approval of the Company’s stockholders and other customary closing conditions. It currently is anticipated that the transaction will close on or before the end of the Company’s second quarter.
ITEM THIRTEEN | Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
     Mr. Loveland, a director and Secretary of the Company, is a partner in the law firm of Porter, Wright, Morris & Arthur LLP, which provides legal services to the Company. The Company paid aggregate fees of approximately $162,451 to that firm for services billed in 2006.
     The Company believes that all terms of the transactions and existing arrangements set forth above are no less favorable to the Company than similar transactions and arrangements which might have been entered into with unrelated parties. The transactions were reviewed by the Company’s Audit Committee, as the committee delegated the authority by the Board to review and approve transactions with related parties.
Director Independence
     Upon consideration of the criteria and requirements regarding director independence set forth in the rules of the National Association of Securities Dealers, Inc. (“NASD”), the Board of Directors has determined that a majority of its members are independent. Specifically, the Board has determined that each of Messrs. Huseby, Jones, Loveland, and Trevor meets the standards of independence established by NASD Rule 4200(a)(15).

ITEM FOURTEEN | Principal Accountant Fees and Services
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
     The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2006 and 2005, by the Company’s independent registered public accounting firm, KPMG LLP.

	2006		2005
Audit Fees	$171,000		$144,000
Audit-Related Fees	$2,800	(1)	$2,000	(1)
Tax Fees	$36,500	(2)	$33,000	(2)
All Other Fees	$—		$—

(1)	Consists of fees for additional services related to the Company’s response to an SEC comment letter.

(2)	Consists of fees for services related to tax compliance and tax planning.
     The Audit Committee is required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm or other registered public accounting firm, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, that are approved by the Audit Committee prior to completion of the audit. No services were provided by KPMG LLP in 2006 that were approved by the Audit Committee under Securities and Exchange Commission Regulation S-X Section 2-01(c)(7)(i)(C) (which addresses certain services considered de minimus that are approved by the Audit Committee after such services have been performed and prior to completion of the audit).
ITEM FIFTEEN | Exhibits and Financial Statement Schedules
(a)(3) Exhibits: The following exhibits are filed as part of this amended report:

EXHIBIT NO.	DESCRIPTION
2.1	Amended and Restated Certificate of Incorporation of the Company. (Reference is made to Appendix C to the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders held on April 26, 2001, filed with the Securities and Exchange Commission on March 23, 2001, and incorporated herein by reference).

3.2	By-laws of the Company, as amended. (Reference is made to Exhibit 3.2 to the Company’s Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on March 10, 1993, and incorporated herein by reference).

10.1	Form of Indemnification Agreement between the Company and officers and directors. (Reference is made to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 1994, and incorporated herein by reference).

10.2	Schedule of Indemnification Agreements. (Reference is made to Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2007, and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.3	Company’s Amended and Restated 1996 Stock Option Plan. (Reference is made to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000, and incorporated herein by reference).

10.4	Employment Agreement between the Company and Gerard B. Moersdorf, Jr. (Reference is made to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2001, and incorporated herein by reference).

10.5	Employment Agreement between the Company and Michael P. Keegan. (Reference is made to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2004, and incorporated herein by reference).

10.6	Employment Agreement between the Company and Eric W. Langille. (Reference is made to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on November 14, 2001, and incorporated herein by reference).

10.7	Company’s 2001 Stock Incentive Plan. (Reference is made to Appendix B to the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders held on April 26, 2001, filed with the Securities and Exchange Commission on March 23, 2001, and incorporated herein by reference).

10.8	Form of Option Agreement under the Company’s 2001 Stock Incentive Plan (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2005, and incorporated herein by reference).

10.9	Company’s Employee Stock Purchase Plan. (Reference is made to Appendix A to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders held on April 25, 2002, filed with the Securities and Exchange Commission on March 22, 2002, and incorporated herein by reference).

10.10	Employment Agreement between the Company and John F. Petro. (Reference is made to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference).

10.11	Employment Agreement between the Company and Thomas R. Kuchler. (Reference is made to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 8, 2004, and incorporated herein by reference).

10.12	Employment Agreement between the Company and Andrew J. Dosch. (Reference is made to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 12, 2004, and incorporated herein by reference).

10.13	Employment Agreement between the Company and Angela R. Pinette. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2004, and incorporated herein by reference).

10.14	Letter Agreement between the Company and Michael P. Keegan (Reference is made to Exhibit 10.14 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2005, and incorporated herein by reference).

10.15	Letter Agreement between the Company and Gerard B. Moersdorf, Jr. (Reference is made to Exhibit 10.15 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 7, 2005, and incorporated herein by reference).

10.16	Material Terms of the Consulting Arrangement between the Company and Gerard B. Moersdorf, Jr. (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2005, and incorporated herein by reference).

10.17	Employment Agreement between the Company and William H. Largent (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on February 11, 2005, and incorporated herein by reference).

EXHIBIT NO.	DESCRIPTION
10.18	Separation Agreement and Release of All Claims between the Company and Michael P. Keegan (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 11, 2005, and incorporated herein by reference).

10.19	Description of the Material Terms of the Company’s 2005 Management Bonus Program (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2005, and incorporated herein by reference).

10.20	Separation Agreement and Release of All Claims between the Company and Andrew J. Dosch (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2005, and incorporated herein by reference).

10.21	Separation Agreement and Release of All Claims between the Company and Thomas R. Kuchler (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2005, and incorporated herein by reference).

10.22	Employment Agreement between the Company and Julia Fratianne (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2005, and incorporated herein by reference).

10.23	Form of Restricted Stock Award Agreement under the Company’s 2001 Stock Incentive Plan (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2006, and incorporated herein by reference).

10.24	Employment Agreement between the Company and William L. Pollack (Reference is made to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 9, 2006, and incorporated herein by reference).

10.25	Description of Base Salaries and the Material Terms of the Company’s 2006 Management Bonus Program (Reference is made to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 15, 2006, and incorporated herein by reference).

23	Consent of KPMG LLP (Reference is made to Exhibit 23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2007, and incorporated herein by reference).

24	Power of Attorney (Reference is made to Exhibit 24 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 23, 2007, and incorporated herein by reference).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

*	Filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.
APPLIED INNOVATION INC.

Date: April 30, 2007	By:	/s/ William H. Largent
William H. Largent
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ William H. Largent	William H. Largent Chief Executive Officer and Director (Principal Executive Officer) April 30, 2007

/s/ Julia A. Fratianne	Julia A. Fratianne Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer) April 30, 2007

* Gerard B. Moersdorf, Jr.	Gerard B. Moersdorf, Jr. | Chairman of the Board | April 30, 2007

* Thomas W. Huseby	Thomas W. Huseby | Director | April 30, 2007

* Kenneth E. Jones	Kenneth E. Jones | Director | April 30, 2007

* Curtis A. Loveland	Curtis A. Loveland | Director | April 30, 2007

* Alexander B. Trevor	Alexander B. Trevor | Director | April 30, 2007

*By: /s/ William H. Largent	William H. Largent (Attorney-in-Fact)